Form 10-K405
period 1996-12-31
PHYSICIAN PARTNERS HEALTHFIRST PC
filed 1997-04-07
CIK 1029817

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996 OR TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to _________

                      Commission file number 333-15595-01

                        HEALTHFIRST MEDICAL GROUP, P.C.,
                 FORMERLY PHYSICIAN PARTNERS HEALTHFIRST, P.C.
             (Exact Name of Registrant as Specified in Its Charter)

Oregon                                                                93-1221389
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)


                               10535 N.E. Glisan
                            Portland, Oregon  97220
                     Address of Principal Executive Offices

                                (503) 408-2452
               Registrant's telephone number, including area code



Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class             Name of Each Exchange on Which Registered



Securities registered pursuant to Section 12(g) of the Act:


                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or

15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

                 The Registrant's shares have no market value.


                 Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]    No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         91 shares of Common Stock were outstanding as of April 3, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

         This report contains only financial statements for fiscal 1996, pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended.

                        HEALTHFIRST MEDICAL GROUP, P.C.
                (FORMERLY PHYSICIAN PARTNERS HEALTHFIRST, P.C.)
                         INDEX TO FINANCIAL STATEMENTS


1. HEALTHFIRST MEDICAL GROUP, P.C.
(FORMERLY PHYSICIAN PARTNERS HEALTHFIRST, P.C.)

Report of Independent Accountants

Balance Sheet as of December 31, 1996

Notes to Financial Statements


2. HEALTHFIRST MEDICAL GROUP, P.C.

Report of Independent Public Accountants

Balance Sheets as of December 31, 1996 and 1995

Statements of Operations for the years ended December 31, 1996, 1995 and 1994

Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

                      HEALTHFIRST MEDICAL GROUP, P.C.
                      (FORMERLY PHYSICIAN PARTNERS HEALTHFIRST, PC)

                      FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1996
                      TOGETHER WITH AUDITORS' REPORT

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
HealthFirst Medical Group, P.C.:

We have audited the accompanying balance sheet of HealthFirst Medical Group, P.C., formerly Physician Partners HealthFirst, PC, (an Oregon corporation) as of December 31, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of HealthFirst Medical Group, P.C. as of December 31, 1996 in conformity with generally accepted accounting principles.


                               ARTHUR ANDERSEN LLP


Portland, Oregon,
  April 3, 1997

                        HEALTHFIRST MEDICAL GROUP, P.C.
                 (FORMERLY PHYSICIAN PARTNERS HEALTHFIRST, PC)

                     BALANCE SHEET AS OF DECEMBER 31, 1996





                                       ASSETS

CASH                                                                     $  1
                                                                         ----
          Total assets                                                   $  1
                                                                         ====

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                              $ -

STOCKHOLDERS' EQUITY:

  Common stock voting; no par value; 1,000,000 shares authorized;
    92 shares issued and outstanding                                        1
                                                                         ----
          Total liabilities and stockholders' equity                     $  1
                                                                         ====


           The accompanying notes are an integral part of this statement.

                        HEALTHFIRST MEDICAL GROUP, P.C.
                 (FORMERLY PHYSICIAN PARTNERS HEALTHFIRST, PC)

                          NOTES TO FINANCIAL STATEMENT




1.  BUSINESS AND ORGANIZATION:

HealthFirst Medical Group, P.C. (HealthFirst), an Oregon professional corporation, was incorporated on September 18, 1996 under the name Physician Partners HealthFirst, P.C., for the purpose of effecting a reorganization transaction between Physician Partners, Inc. (PPI) and three Oregon professional corporations (the Founding Clinics).

This transaction, which was consummated on February 1, 1997, resulted in a separation of operations of the three Founding Clinics between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). HealthFirst is one of the new PCs. The physician practice management business, along with substantially all of the assets and liabilities of the three Founding Clinics, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, other assets, payables, accruals, debt, and certain contractual commitments were transferred to PPI. The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits. The assets transferred to the New PCs, which had zero carrying value, include the employment agreements between each Company and its providers, certain provider contracts under which the New PCs will be receiving fee-for-service compensation and patient medical records.

An integral part of the reorganization is a 40-year management agreement whereby PPI provides physician practice management services to the New PCs. Services to be provided include management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses.

Essentially all of the cash remaining in the New PC after the payments to PPI under the management agreement will fund the compensation and benefits of providers employed by the New PCs.

2.  STATEMENTS OF OPERATIONS AND CASH FLOWS:

No statements of operations and cash flows have been presented as PPHF did not commence operations until February 1, 1997 and, accordingly, there has been no operating or cash activities.

                         HEALTHFIRST MEDICAL GROUP, P.C.

                         FINANCIAL STATEMENTS
                         AS OF DECEMBER 31, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of HealthFirst Medical Group, P.C.:

We have audited the accompanying balance sheets of HealthFirst Medical Group, P.C. (an Oregon professional corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of HealthFirst's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthFirst Medical Group, P.C. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                   ARTHUR ANDERSEN LLP


Portland, Oregon,
  March 18, 1997

                         HEALTHFIRST MEDICAL GROUP, P.C.


                BALANCE SHEETS - AS OF DECEMBER 31, 1996 AND 1995


                                     ASSETS
                                     ------

                                                                                       1996             1995
                                                                                    -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $   894,973     $   124,916
  Patient accounts receivable, net of allowances for
    contractual discounts and uncollectible accounts of
    $2,465,000 and $1,562,000 at December 31, 1996 and
    1995, respectively                                                                6,496,945       4,363,353
  Healthcare and other receivables                                                    2,847,813       2,396,299
  Related party receivable                                                               50,183               -
  Income taxes receivable                                                                57,923         167,988
  Inventories of drugs and supplies                                                           -         195,395
  Prepaid expenses and deposits                                                         201,037         281,378
                                                                                    -----------     -----------
          Total current assets                                                       10,548,874       7,529,329
                                                                                    -----------     -----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $5,768,533 and $3,534,908 at
  December 31, 1996 and 1995, respectively                                           20,361,220      13,422,672

OTHER ASSETS                                                                                  -         122,548
                                                                                    -----------     -----------
          Total assets                                                              $30,910,094     $21,074,549
                                                                                    ===========     ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                                    $ 1,500,000        $      -
  Current portion of long-term debt and capital and direct
    financing lease obligations                                                       4,662,933       2,958,506
  Drafts payable                                                                              -         164,792
  Accounts payable                                                                    2,122,969       1,373,803
  Accrued expenses                                                                      702,601         241,743
  Accrued healthcare costs                                                            2,936,373         610,190
  Accrued compensation and related expenses                                           3,312,547       1,825,822
  Deferred revenue                                                                      182,745          17,686
  Current deferred tax liability                                                              -       1,844,262
                                                                                    -----------     -----------
          Total current liabilities                                                  15,420,168       9,036,804
                                                                                    -----------     -----------
LONG-TERM DEBT, net of current portion                                                5,065,973       3,711,488
CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of
  current portion                                                                     4,265,068               -
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES                                 3,795,282         627,000
LONG-TERM DEFERRED TAX LIABILITY                                                              -         102,522
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock-
    Series 1 Class A--Voting; no par value; 800,000 shares authorized; 7,000 and
      5,650 shares issued and outstanding at December 31, 1996 and 1995,
      respectively                                                                      700,000         565,000
    Series 2 Class A--Voting; no par value; 200,000 shares
      authorized; 2,200 and 0 shares issued and outstanding
      at December 31, 1996 and 1995, respectively                                       330,000               -
    Series 3, 4 and 5 Class A--Voting; no par value;
      200,000, 100,000 and 100,000 shares authorized, none
      issued or outstanding at December 31, 1996 and 1995                                     -               -
    Class B--Nonvoting; no par value; 300,000 shares
      authorized; 0 shares issued and outstanding at
      December 31, 1996 and 1995                                                              -               -
  Additional paid-in capital                                                          1,878,968               -
  Retained earnings                                                                   1,149,093       7,201,035
  Notes receivable from stockholders for purchase of stock                             (439,609)       (169,300)
  Unamortized value of restricted stock awards                                       (1,254,849)              -
                                                                                    -----------     -----------
          Total stockholders' equity                                                  2,363,603       7,596,735
                                                                                    -----------     -----------
          Total liabilities and stockholders' equity                                $30,910,094     $21,074,549
                                                                                    ===========     ===========


      The accompanying notes are an integral part of these balance sheets.

                         HEALTHFIRST MEDICAL GROUP, P.C.


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                               1996            1995            1994
                                                           -----------      -----------    -----------

REVENUES:
  Fee-for-service, net                                     $32,314,913      $22,834,493    $18,813,260
  Prepaid healthcare                                        27,800,204       14,817,480     13,463,161
                                                           -----------      -----------    -----------
          Net revenues                                      60,115,117       37,651,973     32,276,421

  Less- Provider compensation and benefits                  21,610,346        9,529,634      8,375,513
                                                           -----------      -----------    -----------
          Net revenue less provider
            compensation and benefits                       38,504,771       28,122,339     23,900,908
                                                           -----------      -----------    -----------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                       18,156,738       11,736,735      8,613,746
  Purchased medical services                                 9,812,372        4,253,473      3,529,743
  Medical and office supplies                                6,281,140        4,376,539      3,076,359
  General and administrative expenses                        5,114,781        4,490,872      3,199,543
  Lease and rent expense                                     1,572,965          853,232        655,205
  Provision for uncollectible accounts                       1,911,014        1,146,381        935,650
  Depreciation and amortization                              1,566,719          736,097        637,782
                                                           -----------      -----------    -----------
          Total operating expenses                          44,415,729       27,593,329     20,648,028
                                                           -----------      -----------    -----------
          Operating income (loss)                           (5,910,958)         529,010      3,252,880

OTHER INCOME (EXPENSE):
  Interest income                                               99,780           38,820         97,767
  Interest expense                                          (1,413,852)        (188,650)      (185,921)
  Other                                                      1,211,378          120,538        189,064
                                                           -----------      -----------    -----------
          Net income (loss) before provision
            (benefit) for income taxes                      (6,013,652)         499,718      3,353,790
                                                           -----------      -----------    -----------
PROVISION (BENEFIT) FOR INCOME TAXES                        (1,898,953)         207,952      1,416,323
                                                           -----------      -----------    -----------
NET INCOME (LOSS)                                          $(4,114,699)     $   291,766    $ 1,937,467
                                                           ===========      ===========    ===========


        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.



                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                             1996            1995            1994
                                                          -----------     -----------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $(4,114,699)     $   291,766    $ 1,937,467
  Adjustment to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities-
      Depreciation and amortization                          1,566,719          736,097        637,782
      Gain on sale of property, plant and
        equipment                                                    -                -        (32,334)
      Provision for deferred income taxes                   (1,935,784)          71,551        330,383
      Compensation expense recognized for
        provider stock awards                                  501,939                -              -
      Changes in operating assets and
        liabilities (excluding assets and
        liabilities purchased from Suburban)
          Patient accounts receivable, net                  (1,380,592)      (1,020,526)      (813,916)
          Healthcare and other receivables                     301,337          568,116       (682,512)
          Related party receivable                             277,817                -              -
          Income taxes receivable                              147,065         (167,988)             -
          Inventories of drugs and supplies                    251,395          (16,336)        33,174
          Prepaid expenses and deposits                        192,341          (78,802)       (10,330)
          Other assets                                         225,281          (50,446)       (31,240)
          Drafts payable                                      (164,792)      (1,579,197)     1,743,989
          Accounts payable                                     431,166          461,312        670,417
          Accrued expenses                                     429,858          (38,539)        94,461
          Income taxes payable                                       -         (358,992)       233,334
          Accrued healthcare costs                             984,184           91,752        109,643
          Accrued compensation and related expenses            668,725          108,182         94,003
          Deferred revenue                                     165,059            2,686          6,700
          Deferred compensation and other
            long-term liabilities                            2,786,282          201,536        (11,197)
                                                           -----------      -----------    -----------
          Net cash provided by (used in) operating
               activities                                    1,333,301         (777,828)     4,309,824
                                                           -----------      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment               (3,181,269)       (6,690,661)    (2,469,749)
  Proceeds from sale of property, plant
    and equipment                                                    -                -         40,261
  Purchases of investments                                           -                -     (2,465,167)
  Cash proceeds received from short-term
    investments                                                      -        2,616,566              -
  Cash received in acquisition of Suburban                     231,000                -              -
                                                           -----------      -----------    -----------
          Net cash used in investing activities
                                                            (2,950,269)      (4,074,095)    (4,894,655)
                                                           -----------      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                   2,763,537        4,939,909              -
  Proceeds from issuance of line of credit                   1,500,000                -              -
  Principal payments on long-term obligations                 (998,557)         (17,001)       (14,362)
  Proceeds from repayments of notes
    receivable from stockholders                                64,288           61,956         88,188
  Payments for redemption of common stock                       (9,000)         (10,000)      (116,508)
  Cash received from direct financing
    lease obligations                                        1,000,000                -              -
  Costs incurred related to Physician
    Partners, Inc. transaction                              (1,933,243)               -              -
                                                           -----------      -----------    -----------
          Net cash provided by (used in) financing
               activities                                    2,387,025        4,974,864        (42,682)
                                                           -----------      -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  770,057          122,941       (627,513)

CASH AND CASH EQUIVALENTS, beginning of
  year                                                         124,916            1,975        629,488
                                                           -----------      -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                     $   894,973      $   124,916    $     1,975
                                                           ===========      ===========    ===========

                         HEALTHFIRST MEDICAL GROUP, P.C.

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                               1996            1995            1994
                                                           -----------      -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                                 $ 1,355,638      $   186,330    $   178,928
    Cash paid for income taxes                                 181,220          445,724      1,012,033
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Notes receivable issued in exchange
      for common stock                                     $   140,000      $    80,000    $   100,000

In 1996, HealthFirst acquired all of the outstanding stock of Suburban in exchange for 2,200 shares of HealthFirst Series 2 Class A stock. The acquisition was recorded under the purchase method of accounting. The fair values of Suburban's assets, including $231,000 of cash, and liabilities at the date of acquisition are presented below:

Current assets                                                                   $ 2,284,000
Property, plant and equipment                                                      5,325,000
Other long-term assets                                                                99,000
Current liabilities                                                               (2,833,000)
Long-term liabilities                                                             (4,617,000)
                                                                                 -----------
          Net equity acquired                                                    $   258,000
                                                                                 ===========

Reconciliation to equity accounts:
  Common stock                                                                   $   330,000
  Additional paid-in capital                                                         122,000
  Notes receivable from stockholders                                                (194,000)
                                                                                 -----------
                                                                                  $   258,000
                                                                                  ===========


        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                            Common Stock
                                                                             ----------------------------------------
                                                                                  Series 1              Series 2
                                                                                   class A              Class A
                                                                             -------------------   ------------------
                                                                             Number                Number
                                                                               of                    of
                                                                             Shares      Amount    Shares     Amount
                                                                             ------     --------   -------   --------
BALANCE, December 31, 1993                                                    4,050     $405,000        -       $   -

  Issuance of common stock                                                    1,000      100,000        -           -
  Redemption of common stock                                                   (100)     (10,000)       -           -
  Repayment of notes receivable from stockholders                                 -            -        -           -
  Net income                                                                      -            -        -           -
                                                                              -----     --------    -----    --------
BALANCE, December 31, 1994                                                    4,950      495,000        -           -

  Issuance of common stock                                                      800       80,000        -           -
  Redemption of common stock                                                   (100)     (10,000)       -           -
  Repayment of notes receivable from stockholders                                 -            -        -           -
  Net income                                                                      -            -        -           -
                                                                              -----     --------    -----    --------
BALANCE, December 31, 1995                                                    5,650      565,000        -           -

  Notes receivable from stockholders acquired from Suburban                       -            -        -           -
  Common stock issued to acquire Suburban                                         -            -    2,200     330,000
  Issuance of common stock                                                    1,400      140,000        -           -
  Redemption of common stock                                                    (50)      (5,000)       -           -
  Repayment of notes receivable from stockholders                                 -            -        -           -
  Costs related to Physician Partners, Inc. transaction                           -            -        -           -
  Net loss                                                                        -            -        -           -
                                                                              -----     --------    -----    --------
BALANCE, December 31, 1996                                                    7,000     $700,000    2,200    $330,000
                                                                              =====     ========    =====    ========





                                                                      Common Stock
                                                                  ------------------

                                                                         Class B
                                                                  -------------------                      Unamortized
                                                                  Number                   Additional        Value of
                                                                    of                      Paid-In        Restricted
                                                                  Shares      Amount        Capital        Stock Awards
                                                                  ------     ---------     -----------     ------------

BALANCE, December 31, 1993                                         1,065     $ 106,508         $     -         $      -

  Issuance of common stock                                             -             -               -                -
  Redemption of common stock                                      (1,065)     (106,508)              -                -
  Repayment of notes receivable from stockholders                      -             -               -                -
  Net income                                                           -             -               -                -
                                                                  ------     ---------      ----------      -----------
BALANCE, December 31, 1994                                             -             -               -                -

  Issuance of common stock                                             -             -               -                -
  Redemption of common stock                                           -             -               -                -
  Repayment of notes receivable from stockholders                      -             -               -                -
  Net income                                                           -             -               -                -
                                                                  ------     ---------      ----------      -----------
BALANCE, December 31, 1995                                             -             -               -                -

  Notes receivable from stockholders acquired from Suburban            -             -               -                -
  Common stock issued to acquire Suburban                              -             -         122,180                -
  Issuance of common stock                                             -             -       1,756,788       (1,254,849)
  Redemption of common stock                                           -             -               -                -
  Repayment of notes receivable from stockholders                      -             -               -                -
  Costs related to Physician Partners, Inc. transaction                -             -               -                -
  Net loss                                                             -             -               -                -
                                                                  ------     ---------      ----------      -----------
BALANCE, December 31, 1996                                             -        $    -      $1,878,968      $(1,254,849)
                                                                  ======     =========      ==========      ===========








                                                                                         Notes
                                                                                       Receivable
                                                                      Retained           From
                                                                      Earnings        Stockholders        Total
                                                                     -----------      ------------     -----------

BALANCE, December 31, 1993                                            $ 4,971,802      $(139,445)      $ 5,343,865

  Issuance of common stock                                                      -       (100,000)                -
  Redemption of common stock                                                    -              -          (116,508)
  Repayment of notes receivable from stockholders                               -         88,189            88,189
  Net income                                                            1,937,467              -         1,937,467
                                                                      -----------      ---------       -----------
BALANCE, December 31, 1994                                              6,909,269       (151,256)        7,253,013

  Issuance of common stock                                                      -        (80,000)                -
  Redemption of common stock                                                    -              -           (10,000)
  Repayment of notes receivable from stockholders                               -         61,956            61,956
  Net income                                                              291,766              -           291,766
                                                                      -----------      ---------       -----------
BALANCE, December 31, 1995                                              7,201,035       (169,300)        7,596,735

  Notes receivable from stockholders acquired from Suburban                     -       (194,597)         (194,597)
  Common stock issued to acquire Suburban                                       -              -           452,180
  Issuance of common stock                                                      -       (140,000)          501,939
  Redemption of common stock                                               (4,000)             -            (9,000)
  Repayment of notes receivable from stockholders                               -         64,288            64,288
  Costs related to Physician Partners, Inc. transaction                (1,933,243)             -        (1,933,243)
  Net loss                                                             (4,114,699)             -        (4,114,699)
                                                                      -----------      ---------       -----------
BALANCE, December 31, 1996                                             $1,149,093      $(439,609)      $ 2,363,603
                                                                      ===========      =========       ===========

        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.


                          NOTES TO FINANCIAL STATEMENTS



1.  DESCRIPTION OF BUSINESS:

HealthFirst Medical Group, P.C. (HealthFirst), an Oregon professional corporation, is a multi-specialty medical clinic founded in 1996. In February 1996, The Metropolitan Clinic, P.C. (Metropolitan), founded in 1906, merged with The Suburban Medical Clinic, P.C. (Suburban), founded in 1956. Effective February 1996, Metropolitan changed its name to HealthFirst and Suburban changed its name to HealthFirst Medical Services Organization, P.C. and became a 100% owned subsidiary of HealthFirst. The merger has been accounted for as a purchase of Suburban by Metropolitan in the accompanying financial statements as of and for the year ended December 31, 1996. The December 31, 1996 results include Suburban's operating results from the date of acquisition.

HealthFirst consists of approximately 681 employees and 145 providers who offer a wide range of primary and specialty care services including allergy, dermatology, gastroenterology, hematology/oncology, infectious disease, pediatrics, geriatrics, obstetrics/gynecology, podiatry, rheumatology and surgery.

HealthFirst operates clinics in eleven locations in and around Portland, Oregon including: Tualatin, Tigard, Westside, Lake Oswego, Broadway, Northwest Portland, Wilshire, Gateway, Gresham, Hollywood and Powell Valley. A significant change in the demographics of this area may have an adverse impact on the business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION:

Selected accounting policies are discussed below. Other significant accounting policies regarding revenues, income taxes, professional liability and deferred compensation are discussed in specific notes that follow.

Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

HealthFirst extends credit to patients covered by commercial insurance, Medicare and Medicaid. HealthFirst manages credit risk with the various public and private insurance providers, as deemed appropriate by management. Allowances for contractual discounts and uncollectible accounts have been made for potential losses, where appropriate.

Inventories of Drugs and Supplies

Inventories are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method. In 1996, HealthFirst began using a just-in-time method with its major supply vendors.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and minor replacements are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recorded as other income or expense.

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Equipment under capital lease is amortized using straight-line methods over the shorter of the period of the lease term or the estimated useful life of the equipment. Estimated lives are as follows:

Buildings and leasehold improvements                     7-45 years
Furniture and equipment                                  3-15 years

Accrued Healthcare Costs

Accrued healthcare costs are calculated based on reported claims and an estimate based on historical data of incurred but not reported claims. These accrued healthcare cost estimates may vary from actual results and the differences may be significant.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, patient accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair value based on the short maturities of these instruments.

Interest rates that are currently available to HealthFirst for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues. The current carrying value of debt approximates fair value.

HealthFirst does not hold or issue financial instruments or derivative financial instruments for trading purposes.

Provider Compensation and Benefits

Provider compensation and benefits consists of the direct costs of patient care providers such as physicians and other allied health professionals. A substantial portion of these costs are paid to providers who are stockholders.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  REVENUES:

HealthFirst reports its revenues according to two principal types of payment methodologies as discussed below:

Prepaid Healthcare

HealthFirst contracts with various Health Maintenance Organizations (HMOs) to provide care to plan enrollees. These programs provide for a prepaid monthly fixed capitation payment on a per member basis to HealthFirst by the HMO for plan enrollees.

The majority of the HMO contracts are full-risk or modified full-risk contracts. Under a full-risk contract, HealthFirst assumes the obligation of providing all healthcare services to enrollees and is obligated to reimburse outside providers for services rendered to enrollees. Generally, such payments to outside providers are limited to out-of-area services, emergency services and services not currently offered by HealthFirst. Modified full-risk contracts are similar to full-risk contracts except that the HMO is obligated to pay for out-of-area services.

HealthFirst has entered into subcapitation agreements with certain of these outside providers (subprovider). Under these agreements, HealthFirst prepays the subprovider based upon enrollee/participant formulas in which the subprovider assumes the risk of providing patient care. Additional limitations on losses are provided by the payment of stop loss reinsurance premiums and through a percentage limitation on overall savings or losses of the programs.

HealthFirst has accrued the claims associated with services provided by outside providers for which HealthFirst is responsible, and an estimate of incurred but not reported claims is included in accrued healthcare cost in the accompanying financial statements.

Fee-For-Service

Patient service revenues are recorded in the period in which services are provided at established rates. HealthFirst has agreements with third-party payors that provide payments to HealthFirst at amounts different from its established rates. The difference between the established rates and the related payment amounts are reflected as contractual discounts, as shown below:

                                           Year Ended December 31,
                                    -------------------------------------
                                     1996           1995            1994
                                  -----------    -----------     -------

Fee-for-service, gross             $39,627,729     $29,384,296    $24,173,543
Contractual discounts                7,312,816       6,549,803      5,360,283
                                   -----------     -----------    -----------
Fee-for-service, net               $32,314,913     $22,834,493    $18,813,260
                                   ===========     ===========    ===========


A summary of the most significant fee-for-service arrangements is as follows:

      Medicare

      A significant portion of HealthFirst's services are provided to Medicare patients. Payments for Medicare outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 6%, 8%, and 9% of net patient service revenues were derived from services provided to fee-for-service Medicare patients in 1996, 1995 and 1994, respectively.

      Medicaid

      Payments for Medicaid outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 1% of net patient service revenues were derived from services provided to fee-for-service Medicaid patients in 1996, 1995 and 1994.

      Other Payors

      HealthFirst has also entered into payment agreements with certain commercial insurance carriers and preferred provider organizations. The basis for payment to HealthFirst under these agreements includes discounts from established charges.

Major Customers

Three customers in 1996 and four customers in 1995 and 1994 represented individually more than 10% of HealthFirst's net revenue as follows:

                                          Year Ended
                                         December 31,
                                      ------------------
                                     1996    1995    1994
                                     ----    ----    ----
Pacificare - Secure Horizons           12%    10%      11%
Pacificare - Commercial                10     11       11
Blue Cross - HMO Oregon                12     16       13
Blue Cross - Commercial                 -     10       10

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                        December 31,
                                                  ------------------------
                                                     1996             1995
                                                 -----------      -----------
Land and land improvements                        $ 2,012,073     $ 1,988,712
Buildings and leasehold improvements               14,755,615       9,796,611
Furniture and equipment                             9,362,065       5,172,257
                                                  -----------     -----------
                                                   26,129,753      16,957,580
Less- Accumulated depreciation                     (5,768,533)     (3,534,908)
                                                  -----------     -----------
                                                  $20,361,220     $13,422,672
                                                  ===========     ===========

5.  INCOME TAXES:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires that HealthFirst follow the liability method of accounting for deferred income taxes. Differences between financial reporting and tax basis is primarily due to the use of the cash method of accounting for income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of HealthFirst's deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                       -------------------------
                                                          1996              1995
                                                       -----------      -----------
Deferred tax assets:
  Cash to accrual adjustments                          $ 4,570,154      $ 1,516,422
  Less- Valuation allowance                               (327,598)               -
                                                       -----------      -----------
          Net deferred tax asset                         4,242,556        1,516,422

Deferred tax liabilities:
  Cash to accrual adjustments                           (3,679,253)      (3,181,474)
  Excess tax depreciation                                 (563,303)        (281,732)
                                                       -----------      -----------
          Gross deferred tax liabilities                (4,242,556)      (3,463,206)
                                                       -----------      -----------
          Net deferred tax liability                      $      -      $(1,946,784)
                                                       ===========      ===========

The net deferred tax liability is reflected in the accompanying balance sheet as follows:

                                                                December 31,
                                                         --------------------------
                                                             1996             1995
                                                         ------------      -----------

Current deferred tax liability                               $      -      $(1,844,262)
Long term deferred tax liability                                    -         (102,522)
                                                          -----------      -----------
                                                             $      -      $(1,946,784)
                                                          ===========      ===========

The provision (benefit) for income taxes is as follows:

                                       Year Ended December 31,
                                 --------------------------------------
                                     1996         1995           1994
                                 -----------    --------     ----------
Current:
  Federal                        $     -        $119,351     $1,003,419
  State                                -          17,050        143,346

Deferred:
  Federal                         (1,614,110)     62,607        235,864
  State                             (284,843)      8,944         33,694
                                 -----------    --------     ----------
                                 $(1,898,953)   $207,952     $1,416,323
                                 ===========    ========     ==========

The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                                    December 31,
                                                      ---------------------------------------
                                                         1996          1995          1994
                                                      ----------     --------     -----------
Federal tax (benefit) at statutory rate                $(2,104,779)   $174,902     $1,173,826
Add (deduct):
  State income tax (benefit), net of federal
    benefit                                               (300,681)     16,896        115,077
  Change in valuation allowance                            327,598           -              -
  Other                                                    178,909      16,154        127,420
                                                       -----------    --------     ----------
Provision (benefit) for income taxes                   $(1,898,953)   $207,952     $1,416,323
                                                       ===========    ========     ==========

In 1996, HealthFirst recognized a valuation allowance in an amount equal to its net deferred tax assets of $327,598 because of uncertainty with respect to the realization of the related tax benefits in future years.

6.  LONG-TERM DEBT:

Long-term debt at December 31, 1996 and 1995 is as follows:

                                                                                           December 31,
                                                                                      ----------------------
                                                                                        1996           1995
                                                                                      ----------     -------
Note payable, due in monthly installments of principal and interest of $15,630 through July 2000, with a final payment of $1,635,845, bearing interest at
   9.875%. The note is secured by a first mortgage on land, buildings, and
   improvements.                                                                      $1,713,734     $1,731,467

Note payable, due in monthly installments of principal and interest through January 2002, bearing interest at 8.4%. The note is secured by
   inventory, furniture, and equipment.                                                1,964,251        500,000


Construction loan payable, final payment of principal and interest due in
   January 1997, bearing interest at prime plus 1% (8.25% at December 31, 1996).
   The note is secured by building and land.                                           3,705,816      2,538,527


Note payable, due in annual principal installments of $115,000 through
   August 2011, bearing interest at 7.9%.                                              1,650,000      1,900,000

Note payable due in monthly installments of $8,060 including interest
   through October 2000, bearing interest at 8.75%                                       314,017              -

Note payable due in monthly installments of $7,066 plus interest through
   January 1999, bearing interest at 9.875%                                              176,644              -

Note payable, related party, due in monthly installments of $428 including
   interest through 1998, bearing interest at 6%                                           8,111              -
                                                                                      ----------     ----------
          Total long-term debt                                                         9,532,573      6,669,994

Less- Current portion                                                                  4,466,600      2,958,506
                                                                                      ----------     ----------
          Long-term debt, net of current portion                                      $5,065,973     $3,711,488
                                                                                      ==========     ==========

Maturities of long-term debt for the next five years, including current maturities, are as follows:

             1997                  $4,466,600
             1998                     806,368
             1999                     555,730
             2000                   2,164,141
             2001                     438,200
          Thereafter                1,101,534
                                   ----------
             Total                 $9,532,573
                                   ==========

Management converted the construction loan to a mortgage loan in 1997, extending the maturity of the loan to February 2017.

HealthFirst maintains a revolving line-of-credit agreement with a bank providing up to $2,500,000, secured by inventory, accounts receivable and equipment. At December 31, 1996, borrowings outstanding were $1,500,000. The line-of-credit bears interest at the lender's prime rate (8.25% at December 31, 1996) plus .5% and matures April 30, 1997. At February 1, 1997, the line-of-credit was consolidated into a $7,500,000 line-of-credit as a result of the reorganization transaction (Note 13).

7.  LEASE COMMITMENTS:

Capital Leases

HealthFirst leases certain medical equipment and facilities under agreements which are classified as capital leases. The equipment leases have original terms of five years and have either a bargain purchase option or a transfer of title at the end of the lease. The building lease is with Gateway Properties LLC, (Note 11), for a term of 21 years. Leased capital assets included in property, plant and equipment are as follows:

                                                      December 31,
                                                 ----------------------
                                                   1996           1995
                                                ----------     -------

Buildings and leasehold improvements             $3,574,605          --
Furniture and equipment                             263,879          --
                                                 ----------     ----------
                                                  3,838,484          --
Less- Accumulated amortization                      682,802          --
                                                 ----------     ----------
                                                 $3,155,682          --
                                                 ==========     ==========

Operating Leases

Leases that do not meet the criteria for capitalization are classified as operating leases. Such lease commitments are primarily for facilities and equipment, and the related rentals are charged to operations as incurred.

Future Minimum Lease Payments

Future minimum lease payments, by year and in the aggregate, under noncancellable capital and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1996.

                                                     Capital        Operating
                                                      Leases          Leases
                                                     ----------     ------------
   1997                                              $  463,767     $ 1,835,140
   1998                                                 457,578       1,858,264
   1999                                                 426,631       1,773,501
   2000                                                 416,783       1,467,369
   2001                                                 402,996       2,018,451
Thereafter                                            5,469,657       8,312,987
                                                     ----------     -----------
Total minimum lease payments                          7,637,412     $17,265,712
Amounts representing interest                         4,105,252     ===========
                                                     ----------
Present value of net minimum payments                 3,532,160
Current portion                                         120,095
                                                     ----------
Long-term capitalized lease obligations              $3,412,065
                                                     ==========

Direct Financing Lease Obligation

In May 1996, HealthFirst sold three facilities to HealthFirst Properties LLC (Note 11) under a sale/leaseback arrangement. The facilities were sold for $12,550,000, of which $11,550,000 is due in the form of an 8% interest-bearing note receivable due in monthly installments through April 2016. The remainder was received in cash. The transaction has been accounted for as a financing, wherein the property and related debt remains on the books and will continue to be depreciated. A financing obligation representing the proceeds of $1,000,000 has been recorded and will be reduced based on payments under the lease. As sales proceeds are received from the LLC, they will be credited to a financing obligation, and amortized as a reduction of operating expenses over the remaining life of the lease. The amount owed on the financing obligation at December 31, 1996 was $929,241 of which $76,238 is due within one year. The lease has a term of 20 years and requires minimum annual rental payments of $1,317,756 in 1997, 1998, 1999, 2000 and 2001 and $18,997,649 thereafter.

8.  EMPLOYEE BENEFIT PLANS:

Retirement Plans

HealthFirst has a noncontributory profit sharing plan covering all employees who are eligible subject to certain requirements. HealthFirst, at the discretion of the Board of Directors, contributes an annual amount not to exceed the maximum allowed under the Internal Revenue Code. No contributions to the Plan were made in 1996, 1995 and 1994. HealthFirst does not foresee making contributions to the profit sharing plan in the future.

HealthFirst has a 401(k) plan covering all employees who are eligible subject to certain requirements. Employees contribute between 2% to 10% of their annual compensation. HealthFirst matches employee contributions at a rate of 10% plus a discretionary percentage determined by the Board of Directors. The contributions to the Plan were $109,991, $68,823 and $215,190 in 1996, 1995 and 1994, respectively.

HealthFirst also has a defined contribution money purchase pension plan which is a plan in which all employees are eligible to participate subject to certain requirements. HealthFirst contributes 8% of employees' compensation which does not exceed the Social Security integration level ($62,070 at December 31, 1996), plus a higher percentage of the amount in excess of the integration level for the Plan year. Contributions in 1996, 1995 and 1994 were $1,522,540, $1,132,887 and $942,286, respectively.

Supplemental Pension Plan

In 1987, HealthFirst entered into a supplemental pension plan with eight of its physicians providing for fixed monthly payments over five years commencing with the physicians' retirements or terminations. The physicians receive payments upon retirement or termination if certain vesting requirements have been met. The liability under this agreement is being accrued over the physicians' estimated remaining service periods before becoming fully vested. On the vesting date, the present value of the future benefit payments will have been accrued. HealthFirst has accrued $175,945 and $169,606 for the plan at December 31, 1996 and 1995, respectively.

Suburban Profit-Sharing Plan

As part of the 1996 acquisition of Suburban, HealthFirst assumed a profit-sharing plan in which all former employees of Suburban are eligible to participate subject to certain requirements. The plan is funded by discretionary employer contributions as determined by the Board of Directors on an annual basis. The amount of employer contributions, if any, is allocated to eligible employees based on employee compensation. HealthFirst's contributions for 1996 were $389,653.

Bonus Compensation Plan

In February 1996, HealthFirst established a bonus compensation plan for eligible employees. Employees are vested after five years of employment with credit for prior service. A substantial portion of the participants were fully vested as of December 31, 1996. The total payout of approximately $5.25 million will be over a period of eight years. HealthFirst is accruing for the estimated present value of the bonus compensation over the estimated period of the employees' active employment from the date the contract was signed until the date they are fully vested. Compensation expense recognized during 1996 was approximately $3.9 million, a portion of which has been paid. The expense was recorded to provider compensation and benefits. The amount accrued at December 31, 1996, is $3,502,067, of which $501,653 is included in current liabilities and the remainder is included in deferred compensation.

9.  PROFESSIONAL LIABILITY:

HealthFirst maintains a claims-made professional liability insurance policy. The policy coverage for the healthcare providers formerly employed by Metropolitan is $5,000,000 per claim, with no aggregate maximum limit, for claims made against HealthFirst and its employees. The policy coverage for the healthcare providers formerly employed by Suburban is $2,000,000 per claim, $4,000,000 aggregate maximum benefit, for claims made against HealthFirst and its employees. Accruals for outstanding claims and the associated deductibles are made in the period in which the event becomes known. HealthFirst also accrues an actuarial estimate of the future liability for claims incurred but not reported prior to the end of the accounting period.

At February 1, 1997, HealthFirst's professional liability insurance policy was consolidated into a Physician Partners, Inc. policy as a result of the reorganization transaction (Note 13). The consolidated claims-made policy has no deductible. The policy coverage is $2,000,000 per claim, with an aggregate limit of $4,000,000 and includes full prior acts coverage.

10.  COMMITMENTS AND CONTINGENCIES:

Legal proceedings

HealthFirst is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, although the ultimate dispositions of these proceedings are not determinable, adverse determinations in any or all of such proceedings would not have a material adverse effect upon the financial position or results of operations of HealthFirst.

11.  RELATED PARTY TRANSACTIONS:

Coordinated Health Network, Inc.

In December 1993, HealthFirst became a one-third shareholder in Coordinated Health Network, Inc. (CHN). CHN was formed to obtain patient contracts under the Oregon Health Plan and generate purchasing discounts. The investment in CHN was accounted for under the equity method. In 1995 and 1994, HealthFirst paid premiums to CHN of $106,204 and $57,167, respectively, and CHN paid HealthFirst $621,654 and $154,711 in 1995 and 1994, respectively, for claims. No premiums were paid or received in 1996. CHN was legally dissolved in 1996.

Northwest Physicians Alliance

In 1995, HealthFirst invested $52,000 for a one-third share in Northwest Physicians Alliance (the Alliance), which was formed with Blue Cross/Blue Shield of Oregon, two local hospital systems and several physician groups. The Alliance has been accounted for under the equity method. The Alliance is intended to be the primary delivery network for Blue Cross/Blue Shield's HMO Oregon product in the Portland area.

HealthFirst Properties LLC

HealthFirst Properties LLC (HPLLC) was formed by certain shareholders of HealthFirst in 1996 to acquire three clinic buildings from HealthFirst. HPLLC purchased these properties from HealthFirst for an aggregate purchase price of $12,550,000, to be paid under an installment sale contract with a 20-year term. HPLLC made a $1,000,000 down payment to HealthFirst. Simultaneous with the execution of the installment sale contract, HealthFirst agreed to lease back the three buildings from HPLLC under a 20-year lease agreement. This transaction has been recorded as a direct financing lease. Accordingly, the monies received from HPLLC have been recorded as a direct financing lease obligation and the related property is included in property, plant and equipment in the accompanying financial statements.

Gateway Properties LLC

Gateway Properties LLC (Gateway) is owned by several former shareholders of Suburban. Throughout 1995, Suburban recorded notes receivable for various payments made on behalf of Gateway. The note receivable at December 31, 1996 was $143,589. The terms of the note include monthly installments of principal and interest of $4,878 through August 1999 with interest accruing at 7%. HealthFirst has signed a capital lease to occupy a new clinic building for a term expiring in August 2015.

Stock Subscriptions

HealthFirst has notes receivable from certain stockholders for their purchase of common stock. The notes mature at various stages through the year 2008.

Restricted Stock Awards

During 1996, HealthFirst sold shares of Series 1 Class A common stock to selected employees at prices below their estimated fair value for accounting purposes. The terms of the related Restricted Stock Agreements require forfeiture of the stock unless the grantee remains employed by HealthFirst until February 1, 2002.

The excess of the estimated fair value of the stock over the amount to be paid of $1,756,788 is to be recognized as compensation expense. Of this amount, $501,939 has been recognized as compensation expense in 1996. The remaining amount of $1,254,849 will be amortized ratably to income over the next five years.

12.  BUSINESS ACQUISITION:

On February 1, 1996, HealthFirst acquired all of the outstanding stock of Suburban in exchange for 2,200 shares of HealthFirst Series 2 Class A stock. Following the acquisition, the name of Suburban was changed to HealthFirst Management Services Organization, P.C.

Results of operations after the acquisition date are included in the December 31, 1996 statement of operations. The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of 1995. Because fair values of purchased assets approximated their carrying values, no material pro forma adjustment was necessary to adjust historical depreciation and amortization.

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisition been consummated on the assumed dates.

                                                         Year Ended December 31,
                                                      ----------------------------
                                                          1996           1995
                                                      ------------   -------------
Net revenues less provider compensation and benefits  $ 39,364,000    $ 39,625,000
Operating expenses                                     (45,452,000)    (40,364,000)
Other expenses, net                                        (92,000)       (215,000)
                                                      ------------    ------------
          Net income (loss) before income taxes         (6,180,000)       (954,000)

Benefit for income taxes                                 1,899,000         403,000
                                                      ------------    ------------
          Net loss                                    $ (4,281,000)   $   (551,000)
                                                      ============    ============

13.  SUBSEQUENT EVENTS:

The shareholders and Board of Directors of HealthFirst approved a Reorganization and Merger Agreement (the Agreement) dated February 1, 1997 together with the shareholders and Board of Directors of The Corvallis Clinic, P.C.; the Medford Clinic, P.C.; and Physician Partners, Inc. (PPI), a newly formed company.

The transaction resulted in a separation of operations of the three founding medical groups between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). The physician practice management business, along with substantially all of the assets and liabilities of the three founding medical groups; cash, receivables, prepaids, property, plant and equipment, payables, accruals, debt and contractual commitments was transferred to PPI. The shareholders of the three founding clinics became the original shareholders of PPI.

An integral part of the reorganization is a 40-year management agreement whereby PPI provides physician practice management services to the New PCs. Services to be provided include management and administrative services, capital resources, facilities, equipment and supplies.

As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of the Distributable Profit Amount (defined as (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses).

The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the reorganization transaction received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the reorganization will be a tax-free transaction. No ruling will be requested from the Internal Revenue Service regarding the tax consequences of the transaction. If the IRS or tax court were to determine that the transactions were not tax free, there would be significant adverse tax consequence to the parties to the transaction and their respective shareholders.

In connection with the reorganization transaction, the three founding medical groups entered into an Expense Sharing Agreement which establishes the basis upon which certain costs incurred in connection with the transactions are to be allocated between the three groups. HealthFirst's share of such costs are reflected as a charge to equity in the accompanying statement of stockholders' equity. At December 31, 1996, HealthFirst owed $241,175 related to this agreement, which was included in accounts payable in the accompanying financial statements.

                                   SIGNATURES
                           SEE GENERAL INSTRUCTION D

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HEALTHFIRST MEDICAL GROUP, P.C.
                                              (Registrant)

                                          By  /s/ David Perry, M.D.

                                              David Perry, M.D.
                                              Director, President



                                                           4/2/97

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           By /s/ James Ritzenthaler, M.D.

                                               James Ritzenthaler, M.D.
                                               Director, Vice President



                                                            4/3/97

                                           By  /s/ Malcolm McAninch, M.D.

                                               Malcolm McAninch, M.D.
                                               Director, Treasurer



                                                            4/3/97


                                           By  /s/ David Shute, M.D.

                                               David Shute, M.D.
                                               Director, Secretary



                                                            4/3/97


                                           By  /s/ John D. Teller, M.D.

                                               John D. Teller, M.D.


                                                            4/3/97