Form 10-Q
period 1997-03-31
PHYSICIAN PARTNERS HEALTHFIRST PC
filed 1997-05-15
CIK 1029817

                   SECURITIES AND EXCHANGE COMMISSION CENTER
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.


                        COMMISSION FILE NO.: 333-15595-01

                         HEALTHFIRST MEDICAL GROUP, P.C.
                 FORMERLY "PHYSICIAN PARTNERS HEALTHFIRST, P.C."
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OREGON                                        93-1221389
---------------------------------------------           ------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER ID NO.)
OR ORGANIZATION)

         10535 N.E. GLISAN
         PORTLAND, OREGON                                        97220
---------------------------------------------           ------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (503) 408-2452
                                                        ------------------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X     NO
             -----       -----

         As of May 15, 1997, 91 shares of the Registrant's Common Stock, no par value, were outstanding.

                         HEALTHFIRST MEDICAL GROUP, P.C.

    BALANCE SHEETS - AS OF MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                (All dollar amounts are expressed in thousands)

                                     ASSETS

                                                                     March 31,    December 31,
                                                                        1997          1996
                                                                   ------------   ------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                        $          1   $        895
  Patient accounts receivable, net of allowances
   for contractual discounts and
   uncollectible accounts of $0 and
   $2,465 at March 31, 1997 and
   December 31, 1996, respectively                                           --          6,497
  Healthcare and other receivables                                           --          2,956
  Prepaid expenses and deposits                                              42            201
                                                                   ------------   ------------
          Total current assets                                               43         10,549
                                                                   ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $0 and $5,769 at
  March 31, 1997 and December 31, 1996, respectively                         --         20,361

OTHER ASSETS                                                                 --
                                                                   ------------   ------------
          Total assets                                             $         43   $     30,910
                                                                   ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                   $         --   $      1,500
  Current portion of long-term debt and capital
     and direct financing lease obligations                                  --          4,663
  PPI payable                                                                42             --
  Accounts payable and accrued expenses                                      --          2,825
  Accrued healthcare costs                                                   --          2,936
  Accrued compensation and related expenses                                  --          3,313
  Deferred revenue                                                           --            183
                                                                   ------------   ------------
          Total current liabilities                                          42         15,420
                                                                   ------------   ------------
LONG-TERM DEBT, net of current portion                                       --          5,066
CAPITAL AND DIRECT FINANCING LEASE
  OBLIGATIONS, net of current portion                                        --          4,265
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES                        --          3,795
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock-
      No par value; 1,000,000 shares authorized; 92
      and 0 shares issued and outstanding at March 31, 1997                   1             --
       and December 31, 1996, respectively
    Series 1 Class A--Voting; no par value; 800,000 shares
       authorized; 0 and 7,000 shares issued and
       outstanding at March 31, 1997 and
       December 31, 1996, respectively                                       --            700
    Series 2 Class A--Voting; no par value; 200,000
       shares authorized; 0 and 2,200 shares issued and
       outstanding at March 31, 1997 and
       December 31, 1996, respectively                                       --            330
    Series 3, 4 and 5 Class A--Voting; no par
       value; 200,000, 100,000 and 100,000
       shares authorized, none issued or
       outstanding at March 31, 1997
       and December 31, 1996                                                 --             --
    Class B--Nonvoting; no par value; 300,000
       shares authorized; none issued and
       outstanding at March 31, 1997 and December 31, 1996                   --             --
  Additional paid-in capital                                                 --          1,879
  Retained earnings                                                          --          1,149
  Notes receivable from stockholders for purchase of stock                   --           (439)
  Unamortized value of restricted stock awards                               --         (1,255)
                                                                   ------------   ------------
          Total stockholders' equity                                          1          2,364
                                                                   ------------   ------------
          Total liabilities and stockholders' equity               $         43   $     30,910
                                                                   ============   ============



      The accompanying notes are an integral part of these balance sheets.

                         HEALTHFIRST MEDICAL GROUP, P.C.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
           (All dollar amounts are expressed in thousands, except for earnings per share amounts)

                                   (Unaudited)


                                                                   1997            1996
                                                               ------------    ------------
REVENUES:
  Fee-for-service, net                                         $      9,307    $      7,598
  Prepaid healthcare                                                  6,955           6,756
                                                               ------------    ------------
          Net revenues                                               16,262          14,354

  Less-Provider compensation and benefits                             3,944           4,263
                                                               ------------    ------------
          Net revenue less provider compensation and
            benefits                                                 12,318          10,091
                                                               ------------    ------------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                                 4,584           3,874
  Purchased medical services                                          2,288           2,065
  Medical and office supplies                                         1,581           1,336
  General and administrative expenses                                 1,444           1,684
  Lease and rent expense                                                525             415
  Provision for uncollectible accounts                                  484             366
  Depreciation and amortization                                         425             384
                                                               ------------    ------------
          Total operating expenses                                   11,331          10,124
                                                               ------------    ------------
          Operating income (loss)                                       987             (33)

OTHER INCOME (EXPENSE):
  Interest income                                                        73             251
  Interest expense                                                     (305)           (214)
  Management Fee                                                       (497)             --
                                                               ------------    ------------
          Net income before provision for income taxes                  258               4
                                                               ------------    ------------
PROVISION FOR INCOME TAXES                                               --              --
                                                               ------------    ------------
NET INCOME                                                     $        258    $          4
                                                               ============    ============

EARNINGS PER SHARE                                             $   2,804.35    $      56.34
                                                               ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                      92              71
                                                               ============    ============


        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                (All dollar amounts are expressed in thousands)

                                   (Unaudited)


                                                                             1997            1996
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $        258    $          4
  Adjustment to reconcile net income to net cash
   provided by (used in) operating activities-                                     --              --
      Depreciation and amortization                                               148             384
      Changes in operating assets and liabilities
      (excluding assets and liabilities purchased from
      Suburban or assigned to Physician Partners, Inc.):
          Patient accounts receivable, net                                       (178)           (404)
          Healthcare and other receivables                                        691              93
          Inventories of drugs and supplies                                        --             195
          Prepaid expenses and deposits                                           (92)             13
          Other assets                                                           (169)            (73)
          Accounts payable and accrued expenses                                  (119)            317
          PPI Payable                                                              42              --
          Accrued healthcare costs                                               (748)           (142)
          Accrued compensation and related expenses                               154             195
          Deferred revenue                                                         68             151
          Deferred compensation and other long-term liabilities                   108            (160)
                                                                         ------------    ------------
 Net cash provided by operating activities                                        163             573
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                      (92)           (870)
  Cash received in acquisition of Suburban                                         --             231
                                                                         ------------    ------------
          Net cash used in investing activities                                   (92)           (639)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under line of credit agreement                       1,000              --
  Proceeds from issuance of long-term debt                                         --             247
  Principal  payments on long-term obligations                                   (734)           (158)
  Proceeds from repayments of notes receivable from stockholders                   17               5
  Cash contributed to Physicians Partners, Inc. in merger                      (1,157)             --
  Costs incurred related to Physician Partners, Inc. transaction                  (91)             --
                                                                         ------------    ------------
          Net cash provided by (used in) financing activities                    (965)             94
                                                                         ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (894)             28

CASH AND CASH EQUIVALENTS, beginning of period                                    895             125
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                 $          1    $        153
                                                                         ============    ============



        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                (All dollar amounts are expressed in thousands)

                                   (Unaudited)


                                                            1997         1996
                                                          ----------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                  $      169    $    194
  Cash paid for income taxes                                       1          40


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligations with related parties totaling $3,575 were assumed in the acquisition of Suburban in February 1996.

In 1996, HealthFirst acquired all of the outstanding stock of Suburban in exchange for 2,200 shares of HealthFirst Series 2 Class A stock. The acquisition was recorded under the purchase method of accounting. The fair values of Suburban's assets, including $231,000 of cash, and liabilities at the date of acquisition are presented below:

Current assets                                                      $     2,284
Property, plant and equipment                                             5,325
Other long-term assets                                                       99
Current liabilities                                                      (2,833)
Long-term liabilities                                                    (4,617)
                                                                    -----------
          Net equity acquired                                       $       258
                                                                    ===========


In February 1997, HealthFirst assigned all assets and liabilities to Physician Partners, Inc. as part of the reorganization and merger transaction. The book value Corvallis' assets and liabilities, including $1.2 million of cash, at the date of the transaction are presented below:

Current assets                                                       $    10,239
Property, plant and equipment                                             20,305
Other long-term assets                                                       277
Current liabilities                                                       11,112
Long-term liabilities                                                     17,163
 Contributed Equity                                                        2,546



        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


1.    BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of the management of HealthFirst Medical Group P.C. (HealthFirst), the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative results for the full year.

These financial statements, footnote disclosures and other information should be read on conjunction with the financial statements and the notes thereto included in HealthFirst's special filing under Form 10-K for the year ended December 31, 1996.

2.    REORGANIZATION AND MERGER AGREEMENT:

On February 1, 1997, certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996 (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PC's"), and Physician Partners, Inc. ("PPI"), were consummated. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"),
(ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 -year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of Old PC's. HealthFirst is the New PC incorporated by Old HealthFirst pursuant to the Reorganization and Merger Agreement.

The Transactions resulted in a separation of operations of Old HealthFirst between medical professional services activities (i.e., providers of medical services), which were transferred to HealthFirst, and the physician practice management activities of the business, which were transferred to PPI. In addition, substantially all of the assets and liabilities of the three Old PC's, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, payables, accruals, debt, and certain contractual commitments, were transferred to PPI. As consideration, the shareholders of Old PC's received stock of PPI.

Under the management agreement, PPI provides physician practice management services to HealthFirst. Services provided include management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the HealhtFirst less
(ii) Manager's Expenses. HealthFirst is responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the Transactions have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the merger will be a tax-free transaction. No ruling was requested from the Internal Revenue Service (IRS) regarding the tax consequences of the Transactions. If the IRS or tax court were to determine that the merger was not tax free, there would be significant adverse tax consequence to the parties to the Transactions and their respective shareholders.

In connection with the Transactions, the three Old PC's entered into an Expense Sharing Agreement, which establishes the basis upon which certain costs incurred in connection with the Transactions are to be allocated between the three Old PC's. HealthFirst and other New PC's have assumed the obligations under the Expense Sharing Agreement. HealthFirst's share of such costs are reflected as a charge to retained earnings.

3.    EARNINGS PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the Transactions.

4.    EQUITY ROLLFORWARD:

The Transactions resulted in the Old HealthFirst's Common Stock being retired and new shares being issued by HealthFirst. In addition, Old HealthFirst's equity at the date of the Transactions was assumed by PPI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Future results may differ materially from historical results or from results or outcomes currently expected or sought by HealthFirst.

OVERVIEW

HealthFirst, an Oregon professional corporation, is a multi-specialty medical clinic. HealthFirst was founded in 1997 pursuant to certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996 (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PC's"), and Physician Partners, Inc. ("PPI"). Old HealthFirst was founded in February 1996 in a merger between the Metropolitan Clinic, P.C. (Metropolitan), founded in 1906, and Suburban Medical Clinic, P.C. (Suburban), founded in 1956. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"), (ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 -year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of Old PC's. HealthFirst is the New PC incorporated by Old HealthFirst pursuant to the Reorganization and Merger Agreement.

HealthFirst consists of 145 professional providers who offer a wide range of primary and specialty care services including allergy, dermatology, gastroenterology, hematology/oncology, infectious disease, pediatrics, geriatrics, obstetrics/gynecology, podiatry, rheumatology, and surgery. HealthFirst's operations are located in and around Portland, Oregon.

HealthFirst believes that group practice offers the best means of promoting and maintaining the highest standard of medical care. HealthFirst's strategy is to position itself in a competitive network as the healthcare industry develops. HealthFirst's relationship with PPI enhances its capacity to provide a high quality of clinical care and to compete economically in both managed care and fee-for-service markets.

To increase revenue, HealthFirst will work with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working on initiatives to reduce the Manager's Expenses of HealthFirst (which are paid by PPI and reimbursed by HealthFirst) through regional purchasing and insurance contracts, and through the consolidation of various services.

RESULTS OF OPERATIONS

1997 Compared to 1996

Net fee-for-service revenue increased from $7.6 million for the first quarter of 1996 to $9.3 million for the first quarter of 1997, an increase of 22%. The increase was due to the addition of several providers during the last half of 1996 which are now at higher production levels and an increase in office hours beginning in December 1996. Prepaid healthcare revenue remained relatively stable.

Total operating expenses increased $1.2 million, or 12%, from $10.1 million for the first quarter of 1996 to $11.3 million for the first quarter of 1997. Clinic salaries, wages and benefits accounted for $700,000 of the increase which was due to an increase in employees of 11% to support the providers added during the last half of 1996. The remaining increase is mainly due to purchased medical services increasing as a result of an increase in capitated lives and medical and office supplies increasing due to higher production levels.

Interest income decreased $180,000 and interest expense increased $90,000 from the first quarter of 1996 to the first quarter of 1997. The decrease in interest income and the increase in interest expense is due to the use of cash and borrowings to fund operations and to build the Tualatin facility. The management fee of $490,000 represents the management fee paid to PPI for February and March 1997. There was no such management fee in 1996 as the Management Agreement was not effective until February 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations generated $160,000 of cash for the first quarter of 1997, compared to $570,000 for the first quarter of 1996. The first quarter of 1997 includes only one month of activity due to the Transactions on February 1, 1997.

As a result of the Transactions, PPI assumed all financing activities relating to the working capital needs of HealthFirst and will purchase the necessary capital equipment for HealthFirst. In the Transactions, all debt of HealthFirst became debt of PPI.

HEALTHFIRST MEDICAL GROUP, P.C.
PART II--OTHER INFORMATION


ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          None.

ITEM 3:   Defaults Upon Senior Securities

          None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

          On February 27, 1997, at a special meeting of HealthFirst's shareholders, the shareholders amended HealthFirst's Bylaws. The amended Bylaws were approved unanimously, with 60 votes cast in favor of the proposed amendment to such Bylaws; there were no abstentions.

          On March 17, 1997, a special meeting of HealthFirst's shareholders was held to decrease the size of HealthFirst's Board of Directors to seven directors and to elect new directors. Three new directors--Keith S. Hansen, M.D., David L. Perry, M.D. and David E. Schute, M.D.--were elected at such special meeting. Theresa L. Hyzer, M.D., Malcolm L. McAninch, M.D., James C. Ritzenthaler, M.D. and John D. Teller, M.D. continued as directors after such special meeting. The following chart tabulates the number of votes cast for and against each director nominated for election at such special meeting; there were no abstentions.

                                        For     Against

          Leigh C. Dolin                41        43

          Keith S. Hansen, M.D.         70        14

          Theresa L. Hyzer, M.D.        52        32

          Malcolm L. McAninch, M.D.     68        16

          David L. Perry, M.D.          78         6

          James C. Ritzenthaler, M.D.   62        22

          Matthew M. Shelley, M.D.      46        38

          David E. Schute, M.D.         61        23

          John D. Teller, M.D.          70        14

          R. Bastian Wagner, M.D.       24        60

ITEM 5:   Other Information

          None.

ITEM 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               3(ii) -   Amended Bylaws of HealthFirst

               27 -      Financial Data Schedule (for SEC use
                         only)

          (b)  Reports on Form 8-K
               None.

                         HEALTHFIRST MEDICAL GROUP, P.C.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  HEALTHFIRST MEDICAL GROUP, P.C.
                  (Registrant)




Date:         May 15, 1997              By:  /s/ DAVID L. PERRY, M.D.
              David L. Perry, M.D.,           ----------------------------------
              President


Date:         May 15, 1997               By:  /s/ KAREN M. SHEPARD
              Karen M. Shepard,               ----------------------------------
              Chief Financial Officer

                                 EXHIBIT INDEX


              Exhibits
              --------
               3(ii) -   Amended Bylaws of HealthFirst

               27 -      Financial Data Schedule