Form 10-Q
period 1997-06-30
PHYSICIAN PARTNERS HEALTHFIRST PC
filed 1997-08-14
CIK 1029817

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.


                        COMMISSION FILE NO.: 333-15595-01

                         HEALTHFIRST MEDICAL GROUP, P.C.
                 FORMERLY "PHYSICIAN PARTNERS HEALTHFIRST, P.C."

--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OREGON                                      93-1221389
---------------------------------------------           ------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER ID NO.)
OR ORGANIZATION)




         1200 NW FRONT STREET
         PORTLAND, OREGON                                        97209
----------------------------------------                ------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (503) 243-3525
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

        YES  [X]    NO  [ ]

        As of August 15, 1997, 90 shares of the Registrant's Common Stock, no par value, were outstanding.

                         HEALTHFIRST MEDICAL GROUP, P.C.


     BALANCE SHEETS - AS OF JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                 (All dollar amounts are expressed in thousands)


                                     ASSETS
                                     ------

                                                                                               June 30,        December 31,
                                                                                                 1997             1996
                                                                                              ----------       ----------
                                                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $        1       $      895
  Patient accounts receivable, net of allowances for contractual discounts and
   uncollectible  accounts of  $0 and $2,465 at June 30, 1997 and December 31, 1996,                --              6,497
   respectively
  Healthcare and other receivables                                                                  --              2,956
  Prepaid expenses and deposits                                                                      268              201
                                                                                              ----------       ----------
          Total current assets                                                                       269           10,549
                                                                                              ----------       ----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of  $0 and $5,769 at
    June 30, 1997 and December 31, 1996, respectively                                               --             20,361
                                                                                              ----------       ----------
          Total assets                                                                        $      269       $   30,910
                                                                                              ==========       ==========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------

CURRENT LIABILITIES:
  Line of credit                                                                              $     --         $    1,500
  Current portion of long-term debt and capital and direct financing lease obligations              --              4,663
  PPI  payable                                                                                       268             --
  Accounts payable and accrued expenses                                                             --              2,825
  Accrued healthcare costs                                                                          --              2,936
  Accrued compensation and related expenses                                                         --              3,313
  Deferred revenue                                                                                  --                183
                                                                                              ----------       ----------
          Total current liabilities                                                                  268           15,420
                                                                                              ----------       ----------
LONG-TERM DEBT, net of current portion                                                              --              5,066
CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of current portion                              --              4,265
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES                                               --              3,795
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock-
    No par value; 1,000,000 shares authorized; 90 and 0 shares issued and outstanding                  1             --
     at June 30, 1997 and December 31, 1996, respectively
    Series 1 Class A--Voting; no par value; 800,000 shares authorized; 0 and 7,000
     shares issued and outstanding at June 30, 1997 and December 31, 1996, respectively             --                700
    Series 2 Class A--Voting; no par value; 200,000 shares authorized; 0 and 2,200
     shares issued and outstanding at June 30, 1997 and December 31, 1996, respectively             --                330
    Series 3, 4 and 5 Class A--Voting; no par value; 200,000, 100,000 and 100,000
     shares authorized, none issued or outstanding at June 30, 1997 and December 31,                --               --
     1996
    Class B--Nonvoting; no par value; 300,000 shares authorized; none issued and
     outstanding at June 30, 1997 and December 31, 1996                                             --               --
  Additional paid-in capital                                                                        --              1,879
  Retained earnings                                                                                 --              1,149
  Notes receivable from stockholders for purchase of stock                                          --               (439)
  Unamortized value of restricted stock awards                                                      --             (1,255)
                                                                                              ----------       ----------
          Total stockholders' equity                                                                   1            2,364
                                                                                              ----------       ----------
          Total liabilities and stockholders' equity                                          $      269       $   30,910
                                                                                              ==========       ==========
      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                         HEALTHFIRST MEDICAL GROUP, P.C.


                            STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                (All dollar amounts are expressed in thousands,
                     except for earnings per share amounts)

                                   (Unaudited)


                                                         Three months ended June 30,            Six months ended June 30,
                                                       ------------------------------        ------------------------------
                                                           1997               1996               1997               1996
                                                       -----------        -----------        -----------        -----------

REVENUES:
  Fee-for-service, net                                 $     9,086        $     7,597        $    18,393        $    15,195
  Prepaid healthcare                                         7,848              6,755             14,803             13,511
                                                       -----------        -----------        -----------        -----------
          Net revenues                                      16,934             14,352             33,196             28,706

  Less- Provider compensation and benefits                   3,856              8,163              7,800             12,426
                                                       -----------        -----------        -----------        -----------
          Net revenue less provider compensation
           and benefits                                     13,078              6,189             25,396             16,280
                                                       -----------        -----------        -----------        -----------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                        4,587              3,873              9,171              7,747
  Purchased medical services                                 2,835              2,066              5,123              4,131
  Medical and office supplies                                1,418              1,335              2,999              2,671
  General and administrative expenses                        1,728              1,684              3,172              3,368
  Lease and rent expense                                       529                416              1,054                831
  Provision for uncollectible accounts                         503                366                987                732
  Depreciation and amortization                                458                384                883                768
                                                       -----------        -----------        -----------        -----------
          Total operating expenses                          12,058             10,124             23,389             20,248
                                                       -----------        -----------        -----------        -----------
          Operating income (loss)                            1,020             (3,935)             2,007             (3,968)

OTHER INCOME (EXPENSE):
  Interest income                                              174                252                247                503
  Interest expense                                            (460)              (215)              (765)              (429)
  Management Fee                                              (734)              --               (1,231)              --
                                                       -----------        -----------        -----------        -----------
          Net income (loss) before provision (benefit)
            for income taxes                                  --               (3,898)               258             (3,894)
                                                       -----------        -----------        -----------        -----------
PROVISION (BENEFIT) FOR INCOME TAXES                          --               (1,348)              --               (1,348)
                                                       -----------        -----------        -----------        -----------
NET INCOME (LOSS)                                      $      --          $    (2,550)       $       258        $    (2,546)
                                                       ===========        ===========        ===========        ===========

EARNINGS (LOSS) PER SHARE                              $      --          $(31,875.00)       $  2,866.66        $(33,500.00)

                                                       ===========        ===========        ===========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                             90                 80                 90                 76


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         HEALTHFIRST MEDICAL GROUP, P.C.

                            STATEMENTS OF CASH FLOWS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                 (All dollar amounts are expressed in thousands)

                                   (Unaudited)


                                                          Three months ended              Six months ended
                                                                June 30,                       June 30,
                                                         ----------------------        ----------------------
                                                           1997           1996           1997           1996
                                                         -------        -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         --           (2,550)       $   258         (2,546)
  Adjustment to reconcile net income (loss) to net
    cash provided by operating activities-
      Deferred Taxes                                        --             (982)          --             (982)
      Depreciation and amortization                         --              384            148            768
      Changes in operating assets and
      liabilities  (excluding assets and
      liabilities purchased from Suburban or
      assigned to Physician Partners, Inc.):
          Patient accounts receivable, net                  --             (404)          (178)          (808)
          Healthcare and other receivables                  --              699            691            793
          Related Party receivables                         --              305           --              305
          Income Taxes Receivable                           --               68           --               68
          Inventories of drugs and supplies                 --               56           --              251
          Prepaid expenses and deposits                     (226)            14           (318)            27
          Other assets                                      --              (73)          (169)          (146)
          Accounts payable and accrued expenses             --              744           (119)         1,061
          PPI  payable                                       226           --              268           --
          Drafts Payable                                    --             (165)          --             (165)
          Accrued healthcare costs                          --             (142)          (748)          (284)
          Accrued compensation and related
            expenses                                        --            1,896            154          2,089
          Deferred revenue                                  --              150             68            301
          Deferred compensation and other long-
            term liabilities                                --            2,958            108          2,798
                                                         -------        -------        -------        -------
Net cash provided by operating activities                   --            2,958            163          3,530
                                                         -------        -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                --             (871)           (92)        (1,741)
  Cash received in acquisition of Suburban                  --             --             --              231
                                                         -------        -------        -------        -------
Net cash used in investing activities                       --             (871)           (92)        (1,510)
                                                         -------        -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under line of credit
     agreement                                              --             --            1,000           --
  Proceeds from issuance of long-term debt                  --              910           --            1,157
  Principal  payments on long-term obligations              --             (322)          (734)          (480)
  Proceeds from repayments of notes receivable
    from stockholders                                       --               26             17             31
  Payments for redemption of common stock                   --               (9)          --               (9)
  Cash received from direct financing lease
    obligation                                              --            1,000           --            1,000
  Cash contributed to Physicians Partners, Inc. in
     merger                                                 --             --           (1,157)          --
  Costs incurred related to Physician Partners,
    Inc. transaction                                        --             (285)           (91)          (284)
                                                         -------        -------        -------        -------
Net cash provided by (used in) financing activities         --            1,320           (965)         1,415
                                                         -------        -------        -------        -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            --            3,407           (894)         3,435

                         HEALTHFIRST MEDICAL GROUP, P.C.

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                 (All dollar amounts are expressed in thousands)

                                   (Unaudited)


                                                          Three months ended June 30,             Six months ended June 30,
                                                           1997                1996                1997                1996
                                                        ----------          ----------          ----------          ----------

CASH AND CASH EQUIVALENTS, beginning of period                   1                 153                 895                 125
                                                        ----------          ----------          ----------          ----------
CASH AND CASH EQUIVALENTS, end of period                $        1          $    3,560          $        1          $    3,560
                                                        ==========          ==========          ==========          ==========

        The accompanying notes are an integral part of these statements.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                $      335          $       74                 504                 268
  Cash paid for income taxes                                     -                   2                   1                  42

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligations with related parties totaling $3,575 were assumed in the acquisition of Suburban in February 1996.

In 1996, HealthFirst acquired all of the outstanding stock of Suburban in exchange for 2,200 shares of HealthFirst Series 2 Class A stock. The acquisition was recorded under the purchase method of accounting. The fair values of Suburban's assets, including $231 of cash, and liabilities at the date of acquisition are presented below:

Current assets                         $ 2,284
Property, plant and equipment            5,325
Other long-term assets                      99
Current liabilities                     (2,833)
Long-term liabilities                   (4,617)
                                       -------
          Net equity acquired          $   258
                                       =======


In February 1997, HealthFirst assigned all assets and liabilities to Physician Partners, Inc. as part of the reorganization and merger transaction. The book value HealthFirst's assets and liabilities, including $1.2 million of cash, at the date of the transaction are presented below:

Current assets                         $10,239
Property, plant and equipment           20,305
Other long-term assets                     277
Current liabilities                     11,112
Long-term liabilities                   17,163
Contributed Equity                       2,546

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         HEALTHFIRST MEDICAL GROUP, P.C.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996


1.      BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of the management of HealthFirst Medical Group, P.C. ("HealthFirst"), the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative results for the full year.

The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the three and six months ended June 30, 1996 for the HealthFirst Medical Group, P.C. prior to the reorganization transaction ("Old HealthFirst"). The Statement of Operations and Cash Flows for the three and six-month period ended June 30, 1997, include results of operations for Old HealthFirst from January 1 to January 31, 1997. The remainder of the period represents the operations of HealthFirst Medical Group, P.C. ("New PC") subsequent to the effective date of the reorganization transaction, February 1, 1997.

These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in HealthFirst's special filing under Form 10-K for the year ended December 31, 1996.

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

Under the management agreement, PPI provides physician practice management services to HealthFirst. Services provided include management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses ("Manager's Expenses") incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the HealthFirst less
(ii) Manager's Expenses. HealthFirst is responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the Transactions have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the merger will be a tax-free transaction. No ruling was requested from the Internal Revenue Service ("IRS") regarding the tax consequences of the Transactions. If the IRS or tax court were to determine that the merger was not tax free, there would be significant adverse tax consequence to the parties to the Transactions and their respective shareholders.

3.      INCOME TAXES:

As of June 30, 1997, the income before provision for income taxes represents the results of operations for Old HealthFirst from January 1 to January 31, 1997. The valuation reserve against the deferred tax assets was reversed in an amount equal to the current tax expense, resulting in no tax provision being reflected in the 1997 Statement of Operations. The operations of the New PC for the remainder of the period have resulted in no net income and accordingly, no current tax expense is necessary.

4.      EARNINGS PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the Transactions.

5.      EQUITY ROLLFORWARD:

The Transactions resulted in Old HealthFirst's Common Stock being converted into the right to receive PPI Common Stock and the shares of HealthFirst being distributed by Old HealthFirst to its shareholders. In addition, Old HealthFirst's equity at the date of the Transactions was assumed by PPI.

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

HealthFirst consists of 144 professional providers who offer a wide range of primary and specialty care services including allergy, dermatology, gastroenterology, hematology/oncology, infectious disease, pediatrics, geriatrics, obstetrics/gynecology, podiatry, rheumatology, and surgery. HealthFirst's operations are located in and around Portland, Oregon.

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

To increase revenue, HealthFirst is working with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working on initiatives to reduce the Manager's Expenses of HealthFirst (which are paid by PPI and reimbursed by HealthFirst) through regional purchasing and insurance contracts, and through the consolidation of various services.

RESULTS OF OPERATIONS

1997 Compared to 1996

Net fee-for-service revenue increased from $7.6 million for the second quarter of 1996 to $9.1 million for the second quarter of 1997, an increase of 20%, and increased from $15.2 million to $18.4 million for the first six months of 1996 compared to 1997, an increase of 21%. The increase was due to the addition of several providers during the last half of 1996 who are now at higher production levels and an increase in office hours beginning in December 1996. Prepaid healthcare revenue increased from $6.8 million to $7.9 million for the second quarter of 1996 compared to 1997, an increase of 16%, and increased from $13.5 million to $14.8 million for the first six months of 1996 compared to 1997, an increase of 10%. Prepaid healthcare revenue increased due to an increase in capitated lives and increased risk pools. Provider compensation and benefits decreased $4.3 million for the second quarter of 1996 compared to 1997 and $4.6 million for the first six months of 1996 compared to 1997. The decreases were due to a $5.5 million bonus compensation plan of which $3.9 million of expense was recognized in May 1996.

Total operating expenses increased $2.0 million, or 20%, from $10.1 million for the second quarter of 1996 to $12.1 million for the second quarter of 1997 and $3.2 million, or 16%, from $20.2 million to $23.4 million for the first six months of 1996 compared to 1997. Clinic salaries, wages and benefits accounted for $.7 million and $1.4 million of the increase in the second quarter of 1997 and the first six months of 1997, respectively, which was due to an increase in employees of 11% to support the providers added during the last half of 1996. Purchased medical services increased $.8 million and $1.0 million for the second quarter of 1997 and the first six months of 1997, respectively, which was due to higher utilization. The remaining increase is mainly attributable to the provision for uncollectible accounts increasing as a direct result of the increases in fee-for-service revenue.

Interest income decreased $.1 million from the second quarter of 1996 to the second quarter of 1997 and decreased $.3 million for the first six months of 1996 compared to 1997. Interest expense increased $.2 million from the second quarter of 1996 to the second quarter of 1997 and $.3 million for the first six months of 1996 compared to 1997. The decrease in interest income and the increase in interest expense are due to the use of cash and borrowings to fund operations and to build the Tualatin facility. The management fee of $.7 million for the second quarter of 1997 and $1.2 million for the first six months of 1997 was paid to PPI in accordance with the Management Agreement. There was no such management fee in 1996 as the Management Agreement was not effective until February 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations generated $.2 million of cash for the first six months of 1997, compared to $3.5 million for the first six months of 1996. The Transactions resulted in the February 1, 1997 transfer of all assets and liabilities to PPI.

As a result of the Transactions, PPI assumed all financing activities relating to the working capital needs of HealthFirst and will purchase the necessary capital equipment for HealthFirst. In the Transactions, all debt of HealthFirst became debt of PPI.

                                                              DRAFT DATED 8/7/97


                        HEALTHFIRST MEDICAL GROUP, P.C.
                          PART II -- OTHER INFORMATION

ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          None.

ITEM 3:   Defaults Upon Senior Securities

          None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

          None.

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


                        HEALTHFIRST MEDICAL GROUP, P.C.
                                  (Registrant)



Date:          August 13, 1997          By:  /s/ DAVID L. PERRY, M.D.
                                             -------------------------------
                                             David L. Perry, M.D.,
                                             President



Date:          August 13, 1997          By:  /s/ KAREN M. SHEPARD
                                             -------------------------------
                                             Karen M. Shepard,
                                             Chief Financial Officer

                               EXHIBIT INDEX

 EXHIBIT
---------

   27           Financial Data Schedule