Form 10-Q
period 1997-09-30
PHYSICIAN PARTNERS HEALTHFIRST PC
filed 1997-11-14
CIK 1029817

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.


                          COMMISSION FILE NO.: 333-15595-01

                           HEALTHFIRST MEDICAL GROUP, P.C.
                   FORMERLY "PHYSICIAN PARTNERS HEALTHFIRST, P.C."
-------------------------------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   OREGON                                     93-1221389
---------------------------------------------         -----------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION         (I.R.S. EMPLOYER ID NO.)
OR ORGANIZATION)




    1200 NW FRONT STREET
    PORTLAND, OREGON                                        97209
----------------------------------------             -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (503) 243-3525
                                                       -----------------------

                                   NOT APPLICABLE
-------------------------------------------------------------------------------
                 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                            IF CHANGED SINCE LAST REPORT)


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
    ----      ----

    As of November 13, 1997, 95 shares of the Registrant's Common Stock, no par value, were outstanding.

                        HEALTHFIRST MEDICAL GROUP, P.C.

                               BALANCE SHEETS

          AS OF SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
               (All dollar amounts are expressed in thousands)

                                   ASSETS

                                                                      September 30,      December 31,
                                                                           1997               1996
                                                                           ----               ----
                                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  1          $  895
  Patient accounts receivable, net of allowances for contractual discounts and uncollectible  accounts of $0 and $2,465 at
   September 30, 1997 and December 31, 1996, respectively                         -           6,497
  Healthcare and other receivables                                                 -          2,956
  Prepaid expenses and deposits                                                1,237            201
                                                                         -----------     ----------
          Total current assets                                                 1,238         10,549
                                                                         -----------     ----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $0
 and $5,769 at September 30, 1997 and December 31, 1996, respectively              -         20,361
                                                                         -----------     ----------

          Total assets                                                      $  1,238        $30,910
                                                                         -----------     ----------
                                                                         -----------     ----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                                $  -       $  1,500
  Current portion of long-term debt and capital and direct financing
   lease obligations                                                               -          4,663
  PPI  payable                                                                 1,237              -
  Accounts payable and accrued expenses                                            -          2,825
  Accrued healthcare costs                                                         -          2,936
  Accrued compensation and related expenses                                        -          3,313
  Deferred revenue                                                                 -            183
                                                                         -----------     ----------
          Total current liabilities                                            1,237         15,420
LONG-TERM DEBT, net of current portion                                             -          5,066
CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of current portion             -          4,265
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES                              -          3,795
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock-
    No par value; 1,000,000 shares authorized; 88 and 0 shares issued and outstanding at September 30, 1997 and December 31, 1996,
     respectively                                                                  1              -
    Series 1 Class A--Voting; no par value; 800,000 shares authorized;
     0 and 7,000 shares issued and outstanding at September 30,
     1997 and December 31, 1996, respectively                                      -            700
    Series 2 Class A--Voting; no par value; 200,000 shares authorized;
     0 and 2,200 shares issued and outstanding at September 30,
     1997 and December 31, 1996, respectively                                      -            330
    Series 3, 4 and 5 Class A--Voting; no par value; 200,000, 100,000 and 100,000 shares authorized, none issued or outstanding at
     September 30, 1997 and December 31, 1996                                      -              -
    Class B--Nonvoting; no par value; 300,000 shares authorized; none
     issued or outstanding at September 30, 1997 and December 31, 1996             -              -
  Additional paid-in capital                                                       -          1,879
  Retained earnings                                                                -          1,149
  Notes receivable from stockholders for purchase of stock                         -           (439)
  Unamortized value of restricted stock awards                                     -         (1,255)
                                                                         -----------     ----------
          Total stockholders' equity                                               1          2,364
                                                                         -----------     ----------
          Total liabilities and stockholders' equity                        $  1,238        $30,910
                                                                         -----------     ----------
                                                                         -----------     ----------

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                            HEALTHFIRST MEDICAL GROUP, P.C.

                                STATEMENTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  (All dollar amounts are expressed in thousands,
                         except earnings per share amounts)
                                     (Unaudited)

                                                             Three months ended September 30,    Nine months ended September 30,
                                                                1997                1996            1997              1996
                                                                ----                ----            ----              ----
REVENUES:
  Fee-for-service, net                                       $  8,116            $  9,005         $26,509           $24,200
  Prepaid healthcare                                            8,123               4,978          22,926            18,489
                                                             --------            --------         -------           -------
          Net revenues                                         16,239              13,983          49,435            42,689

  Less-Provider compensation and benefits                       3,405               4,926          11,205            17,352
                                                             --------            --------         -------           -------
          Net revenue less provider compensation and
            benefits                                           12,834               9,057          38,230            25,337
                                                             --------            --------         -------           -------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                           4,570               5,039          13,742            12,786
  Purchased medical services                                    2,738               2,939           7,861             7,070
  Medical and office supplies                                   1,824               1,684           4,823             4,355
  General and administrative expenses                           1,358               1,046           4,529             4,414
  Lease and rent expense                                          533                 507           1,587             1,338
  Provision for uncollectible accounts                            436                 507           1,423             1,239
  Depreciation and amortization                                   449                 470           1,332             1,238
                                                             --------            --------         -------           -------
          Total operating expenses                             11,908              12,192          35,297            32,440
                                                             --------            --------         -------           -------
          Operating income (loss)                                 926              (3,135)          2,933            (7,103)

OTHER INCOME (EXPENSE):
  Interest and other income                                       113                 228             360               731
  Interest expense                                               (390)               (109)         (1,155)             (538)
  Management fee                                                 (649)                  -          (1,880)                -
                                                             --------            --------         -------           -------

          Net income (loss) before provision (benefit)
             for income  taxes                                      -              (3,016)            258             (6,910)
                                                             --------            --------         -------           -------
PROVISION (BENEFIT) FOR INCOME TAXES                                -                (924)              -             (2,272)
                                                             --------            --------         -------           -------
NET INCOME  (LOSS)                                               $  -           $  (2,092)        $   258           $ (4,638)
                                                             --------            --------         -------           -------
                                                             --------            --------         -------           -------

EARNINGS (LOSS) PER SHARE                                        $  -           $(26,150.00)    $  2,866.67        $(59,461.54)
                                                             --------            --------         -------           -------
                                                             --------            --------         -------           -------

WEIGHTED AVERAGE SHARES OUTSTANDING                                88                  80              90                78
                                                             --------            --------         -------           -------
                                                             --------            --------         -------           -------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            HEALTHFIRST MEDICAL GROUP, P.C.

                               STATEMENTS OF CASH FLOWS

            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (All dollar amounts are expressed in thousands)

                                     (Unaudited)

                                                             Three months ended September 30,    Nine months ended September 30,
                                                                1997                1996            1997              1996
                                                                ----                ----            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                -               (2,092)        $  258            (4,638)
  Adjustments to reconcile net income (loss) to net
     cash  provided by (used in) operating activities-             -                    -
     Deferred Taxes                                                -                 (954)             -            (1,936)
     Depreciation and amortization                                 -                  470            148             1,238
     Changes in operating assets and liabilities  (excluding
      assets and liabilities purchased from Suburban or
      assigned to Physician Partners, Inc.):
          Patient accounts receivable, net                         -                  557           (178)             (251)
          Healthcare and other receivables                         -                  197            691               990
          Related Party receivables                                -                 (375)             -               (70)
          Income Taxes Receivable                                  -                   87              -               155
          Inventories of drugs and supplies                        -                    -              -               251
          Prepaid expenses and deposits                         (969)                 (45)        (1,287)              (18)
          Other assets                                             -                   61           (169)              (85)
          Accounts payable and accrued expenses                    -                 (487)          (119)              574
          PPI  payable                                           969                  271          1,237               271
          Drafts Payable                                           -                1,113              -               948
          Accrued healthcare costs                                 -                  766           (748)              482
          Accrued compensation and related expenses                -                 (441)           154             1,648
          Deferred revenue                                         -                 (150)            68               151
          Deferred compensation and other long-term
            liabilities                                            -                  227            108             3,025
          Related party payable                                    -                  566              -               566
                                                             --------            --------        -------           -------
          Net cash provided by (used in)
            operating activities                                   -                 (229)           163             3,301
                                                             --------            --------        -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                       -                 (753)           (92)           (2,494)
  Cash received in acquisition of Suburban                         -                    -              -               231
                                                             --------            --------        -------           -------
          Net cash used in investing activities                    -                 (753)           (92)            (2,263)
                                                             --------            --------        -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under line of credit
      agreement                                                                         -          1,000                 -
  Proceeds from issuance of long-term debt                         -                   92              -             1,249
  Principal  payments on long-term obligations                     -                 (499)          (734)             (979)
  Proceeds from repayments of notes receivable from
     Stockholders                                                  -                   17             17                48
  Payments for redemption of common stock                          -                    -              -                (9)
  Cash received from direct financing lease obligation             -                    -              -             1,000
  Cash contributed to Physicians Partners, Inc. in
      Merger                                                       -                    -         (1,157)                -
  Costs incurred related to Physician Partners, Inc.
      Transaction                                                  -                 (993)           (91)           (1,277)
                                                             --------            --------        -------           -------
          Net cash provided by (used in) financing
            activities                                             -               (1,383)          (965)               32
                                                             --------            --------        -------           -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   -               (2,365)          (894)            1,070


                            HEALTHFIRST MEDICAL GROUP, P.C.

                               STATEMENTS OF CASH FLOWS

            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (All dollar amounts are expressed in thousands)

                                     (Unaudited)


                                                             Three months ended September 30,    Nine months ended September 30,
                                                                1997                1996            1997              1996
                                                                ----                ----            ----              ----

CASH AND CASH EQUIVALENTS, beginning of period                     1                3,560            895               125
                                                             --------            --------        -------           -------
CASH AND CASH EQUIVALENTS, end of period                        $  1             $  1,195           $  1           $ 1,195
                                                             --------            --------        -------           -------
                                                             --------            --------        -------           -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                      $  330             $    186         $  834           $   454
  Cash paid for income taxes                                       -                  139              -               181

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND  FINANCING ACTIVITIES:

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

In 1996, HealthFirst acquired all of the outstanding stock of Suburban in exchange for 2,200 shares of HealthFirst Series 2 Class A stock. The acquisition was recorded under the purchase method of accounting. The fair values of Suburban's assets, including $231 of cash, and liabilities at the date of acquisition are presented below:

    Current assets                                                  $ 2,284
    Property, plant and equipment                                     5,325
    Other long-term assets                                               99
    Current liabilities                                              (2,833)
    Long-term liabilities                                            (4,617)
                                                                  ---------
              Net equity acquired                                   $   258

In February 1997, HealthFirst assigned all assets and liabilities to Physician Partners, Inc. as part of the reorganization and merger transaction. The book value of HealthFirst's assets and liabilities, including $1.2 million of cash, at the date of the transaction are presented below:

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


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       HEALTHFIRST MEDICAL GROUP, P.C.

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS

          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

1.  BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of the management of HealthFirst Medical Group, P.C. ("HealthFirst"), the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the three and nine months ended September 30, 1996 for the HealthFirst Medical Group, P.C. prior to the reorganization transaction ("Old HealthFirst"). The Statement of Operations and Cash Flows for the three and nine month period ended September 30, 1997, include the results of operations for Old HealthFirst from January 1 to January 31, 1997. The remainder of the period represents the operations of HealthFirst Medical Group, P.C. ("New PC") subsequent to the effective date of the reorganization transaction, February 1, 1997.

These financial statements, footnote disclosures and other information should be read on conjunction with the financial statements and the notes thereto included in HealthFirst's special filing under Form 10-K for the year ended December 31, 1996.

2.  REORGANIZATION AND MERGER AGREEMENT:

On February 1, 1997, certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), Old HealthFirst, The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PCs"), and Physician Partners, Inc. ("PPI"), were consummated. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization (the "New PC Reorganization") of its corporate structure by
(i) incorporating a wholly-owned professional corporation subsidiary (a "New PC"), (ii) transferring to the New PC certain assets and liabilities (including physician employment agreements) relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 -year management agreement (the "Management Agreement") with PPI and (b) a merger (the "Merger") with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of the Old PCs. HealthFirst is the New PC incorporated by Old HealthFirst pursuant to the Reorganization and Merger Agreement.

The Transactions resulted in a separation of operations of Old HealthFirst between medical professional services activities (i.e., providers of medical services), which were transferred to HealthFirst in the New PC Reorganization, and the physician practice management activities of the business, which were transferred to PPI in the Merger. In the Merger, PPI succeeded to the ownership of substantially all of the assets and liabilities of the three Old PCs, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, payables, accruals, debt, and certain contractual commitments. As consideration, the shareholders of the Old PCs received stock of PPI.

Under the Management Agreement, PPI provides physician practice management services to HealthFirst. Services provided include management and administrative services; capital resources, facilities, equipment and supplies are also provided by PPI under the Management Agreement. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses ("Manager's Expenses") incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by HealthFirst less (ii) Manager's Expenses. HealthFirst is responsible for providing medical services and the related costs for compensation and benefits to the providers employed thereby.

The parties to the Transactions have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the Merger will be a tax-free transaction. No opinion was requested from tax counsel with respect to the New PC Reorganization. If the IRS or tax court were to determine that the Merger was not tax free, there would be significant adverse tax consequence to the parties to the Transactions and their respective shareholders. No ruling was requested from the Internal Revenue Service ("IRS") regarding the tax consequences of the Merger or the New PC Reorganization.

In connection with the Transactions, the three Old PCs entered into an expense sharing agreement, which establishes the basis upon which certain costs incurred in connection with the Transactions are to be allocated among the three Old PCs. HealthFirst and other New PCs have assumed the obligations of their respective Old PCs under the expense sharing agreement. HealthFirst's share of such costs are reflected as a charge to retained earnings.

3.  INCOME TAXES:

As of September 30, 1997 the net income before provision for income taxes represents the results of operations for Old HealthFirst from January 1 to January 31, 1997. The valuation reserve against the deferred tax assets was reversed in an amount equal to the current tax expense, resulting in no tax provision being reflected in the 1997 Statement of Operations. The operations of the New PC for the remainder of the period have resulted in no net income and accordingly, no current tax expense is necessary.

4.  EARNINGS PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the Transactions.

5.  EQUITY ROLLFORWARD:

The Transactions resulted in the shares of HealthFirst being distributed by Old HealthFirst to its shareholders in the New PC Reorganization and the Old HealthFirst's Common Stock being converted into the right to receive PPI Common stock in the Merger. In addition, as a result of the Merger, PPI succeeded to the ownership of Old HealthFirst's equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Actual results may differ materially from historical results or from the results discussed in such forward-looking statements or outcomes otherwise currently expected or sought by HealthFirst.

OVERVIEW

HealthFirst, an Oregon professional corporation, is a multi-specialty medical clinic. HealthFirst was formed in 1997 pursuant to certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), Old HealthFirst, The Corvallis Clinic, P.C. ("Old Corvallis"), and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PCs"), and Physician Partners, Inc. ("PPI"). Old HealthFirst was formed in February 1996 in a merger between the Metropolitan Clinic, P.C., formed in 1906, and Suburban Medical Clinic, P.C., formed in 1956. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization (the "New PC Reorganization) of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary (a "New PC"), (ii) transferring to the New PC certain assets and liabilities (including physician employment agreements) relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 -year management agreement (the "Management Agreement") with PPI and (b) a merger (the "Merger") with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of the Old PCs.

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

To increase revenue, HealthFirst is working with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working with HealthFirst on initiatives to reduce the Manager's Expenses of HealthFirst (which are paid by PPI and reimbursed by HealthFirst) and increased revenues.

RESULTS OF OPERATIONS

Net fee-for-service revenue increased from $24.2 million to $26.5 million for the first nine months of 1996 compared to the first nine months of 1997, a $2.3 million increase. The increase was due to the addition of several providers during the last half of 1996 who are now at higher production levels and an increase in office hours beginning in December 1996. Prepaid healthcare revenue increased $3.1 million from $5.0 million to $8.1 million for the third quarter of 1996 compared to the third quarter of 1997, and increased $4.4 million from $18.5 million to $22.9 million for the first nine months of 1996 compared to 1997. Prepaid healthcare revenue increased due to an increase in capitated lives and earnings from risk pools. Management is currently negotiating the 1998 managed care contracts and anticipates improvement over 1997. In the fourth quarter, HealthFirst will receive a $.3 million one time payment from PPI which may be offset against the payable to PPI.

Provider compensation and benefits decreased $1.5 million for the third quarter of 1997 compared to the third quarter of 1996 and $6.1 million for the first nine months of 1997 compared to the first nine months of 1996. A significant portion of the decrease for the first nine months of 1997 is due to a $5.5 million bonus compensation plan of which $3.9 million of expense was recognized in May 1996. The remaining difference is due to the decrease in the amount available for provider compensation.

Total operating expenses increased $2.9 million from $32.4 million to $35.3 million for the first nine months of 1996 compared to the first nine months of 1997. Clinic salaries, wages and benefits accounted for $1.0 million of the increase which was due to an increase in employees to support the providers added during the last half of 1996. Purchased medical services increased $.8 million the first nine months of 1997 which was due to an increase in capitated lives and higher utilization.

The decrease in interest and other income and the increase in interest expense are due to the use of cash and borrowings to build the Tualatin facility which was completed in late 1996. The management fee of $.7 million for the third quarter of 1997 and $1.9 million for the first nine months of 1997 was paid to PPI in accordance with the Management Agreement. There was no such management fee in 1996 as the Management Agreement was not effective until February 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Transactions, PPI succeeded to the ownership of substantially all assets and PPI assumed all financing activities relating to the working capital needs of HealthFirst. Per the Management Agreement, PPI will purchase the necessary capital equipment to support HealthFirst's operations.

                        HEALTHFIRST MEDICAL GROUP, P.C.
                          PART II - OTHER INFORMATION


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

           None.

ITEM 6:    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 27 - Financial Data Schedule (for SEC use only)

           (b) Reports on Form 8-K

               None

                        HEALTHFIRST MEDICAL GROUP, P.C.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        HEALTHFIRST MEDICAL GROUP, P.C.
                                  (Registrant)



Date:   November 13, 1997              By: /s/ David L. Perry
                                          ----------------------------------
                                          David L. Perry, M.D.
                                          President


Date:   November 13, 1997              By: /s/ Karen M. Shepard
                                          ----------------------------------
                                          Karen M. Shepard,
                                          Chief Financial Officer