Form 10-K405
period 1997-12-31
PHYSICIAN PARTNERS HEALTHFIRST PC
filed 1998-03-31
CIK 1029817

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  ------------------------------------------------
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              --------------------------------------------------------
                         SECURITIES EXCHANGE ACT OF 1934
                         -------------------------------
FOR THE TRANSITION PERIOD FROM _____________________ TO ________________________

                         Commission File Number 0-11488

                         HEALTHFIRST MEDICAL GROUP, P.C.
                 FORMERLY "PHYSICIAN PARTNERS HEALTHFIRST, P.C."

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Oregon                                        93-1221389
-------------------------------                     -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

1200 NW Front Street
Portland, Oregon                                            97209
---------------------------------------             -----------------------
(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:

                                 (503) 243-3525

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None
--------------------------------------------------------------------------------
(Title of Class)

None
--------------------------------------------------------------------------------
(Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The number of shares of the Registrant's Common Stock outstanding as of March 30, 1998 was 95.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                 TABLE OF CONTENTS




                                       PART I
Item 1:  Business
Item 2:  Properties
Item 3:  Legal Proceedings
Item 4:  Submission of Matters to a Vote of Security Holders

                                      PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters
Item 6:  Selected Financial Data
Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8:  Financial Statements and Supplementary Data
Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      PART III

Item 10: Directors and Executive Officers of the Registrant
Item 11: Executive Compensation
Item 12: Security Ownership of Certain Beneficial Owners and Management
Item 13: Certain Relationships and Related Transactions

                                      PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                       PART I

ITEM 1: BUSINESS

OVERVIEW

HealthFirst, an Oregon professional corporation, is a multi-specialty medical clinic. HealthFirst was founded in 1997 pursuant to certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis"), and, together with Old Medford and Old Corvallis, referred to herein, collectively as "Old PCs", and Physician Partners, Inc. ("PPI"). Old HealthFirst was formed in February 1996 in a merger between the Metropolitan Clinic, P.C., formed in 1906, and Suburban Medical Clinic, P.C., formed in 1956.

The Transactions, which were consummated on February 1, 1997, resulted in a separation of operations of Old PCs between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). HealthFirst is one of the New PCs. The physician practice management business, along with substantially all of the assets and liabilities of the Old PCs, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, other assets, payables, accruals, debt, and certain contractual commitments were transferred to PPI. The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits. The assets transferred to the New PCs, which had zero carrying value, include the employment agreements between each Company and its providers, certain provider contracts under which the New PCs will be receiving fee-for-service compensation and patient medical records.

An integral part of the reorganization is a 40-year management agreement ("Management Agreement") whereby PPI provides physician practice management services to the New PCs. Services to be provided include management and administrative services, capital resources, facilities, equipment and supplies. Other benefits of the Merger include a greater access to capital, economies of scale provided by the consolidated operations of the Old PCs, and shared strengths of management expertise. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses.

The management structure between PPI and HealthFirst enables HealthFirst to retain significant control over its own operation and strategic direction. Specifically, HealthFirst retains its own physician board of directors. The function of the physician board includes:

      (i)   determining and managing physician compensation methodologies;

      (ii) employing and reviewing (with the assistance of PPI's Chief Medical Officer) the performance of its Medical Director and compensation for and appointment of physician managers;

      (iii) dealing with individual physician quality and behavioral issues;

      (iv) approving all growth and acquisitions by being the only body which can approve employment of physicians of the Company; and

      (v) appointing three members to the Joint Management Board of Directors and designating its Medical Director as an ex officio member.

Subject to the rights of the Company's physician board, the business of HealthFirst is governed by the Joint Management Board. The Joint Management Board is designed to represent equally the clinical and physician perspective and the management and business perspective. The Joint Management Board consists of six members, with three members appointed by HealthFirst (physician members of the HealthFirst Board) and three members appointed by PPI (one of whom must be a local PPI group practice administrator). The Medical Director of HealthFirst serves as a seventh ex officio, non-voting member of the Joint Management Board. The Joint Management Board provides local expertise and develops and approves all submissions to PPI regarding HealthFirst's growth, annual budgets, payor relations, local strategic initiatives and capital improvements.

GENERAL

HealthFirst is a multi-specialty group providing professional health care services on both a prepaid and fee-for-service basis. PPI contracts directly with health plans and preferred provider organizations ("PPOs") to provide medical services to enrollees who have selected HealthFirst physicians as their primary care provider on behalf of HealthFirst. Through contracts with various health plans, HealthFirst physicians were responsible for the health care of approximately 69,000 health plan members as of December 31, 1997.

Since its formation, HealthFirst has been the successor to a number of individual physician practices and medical groups. The direct predecessor of HealthFirst is Metropolitan Clinic, P.C. ("Metropolitan"). HealthFirst changed its name from Metropolitan Clinic, P.C. in February 1996 as a result of a business combination of Metropolitan and Suburban Medical Clinic, Inc. ("Suburban"). HealthFirst's growth is the result of acquisitions, mergers and alliances over the past five years with medical groups that compliment its market strategies.

Under capitated contracts, HealthFirst is paid a fixed fee per covered life on a monthly basis throughout the contract period. Under such agreements, the Company is responsible for providing or arranging for the provision of covered benefits to the applicable health maintenance organization ("HMO") member. HealthFirst provides services on a prepaid basis to patients of HMO Oregon, PacificCare, Providence Health Plans and others. Enrollment is categorized as "commercial" for enrollees under the age of 65 whose health coverage is generally sponsored by employers or "senior" for retired patients. Higher capitation rates are generally received from senior patients because their medical needs are generally greater and consequently the cost of covered care is higher. In the years ending 1995, 1996 and 1997, $14.8 million, $27.8 million and $30.1 million, respectively, of net patient revenues came from prepaid or capitated patients.

While HealthFirst obtains a significant and growing portion of its revenues from managed care programs, the other main source of income is the result of a more traditional form of business. HealthFirst is a Medicare provider and receives fee-for-service payments from a significant percentage of patients and traditional indemnity insurers. In the years ending 1995, 1996 and 1997, $22.8 million, $32.3 million and $35.5 million, respectively, of net patient revenues came from PPOs, other contractual relationships, individuals or private insurance carriers (fee-for-service).

The following table indicates the percentage of payor mix of the Company's aggregate net clinic revenue earned by HealthFirst:

PAYOR                                                 1995       1996       1997
-----                                                 ----       ----       ----
Fee-For-Service:
    Commercial and Private                            52%        47%         47%
    Medicare                                           8%         6%          6%
    Medicaid                                           1%         1%          1%
Prepaid (1)                                           39%        46%         46%

(1) Includes enrollees under Commercial, Medicare and Medicaid programs


SERVICES

HealthFirst offers a wide range of primary and specialty physician care and ancillary services through an organized physician group. Approximately 73% of the Company's providers are primary care providers and approximately 27% practice various medical and surgical specialties. The primary care physicians are those concentrating in family practice, internal medicine, and pediatrics.

The following professional services are offered by HealthFirst:

       Allergy and Immunology           Infectious Disease
       Critical Care                    Internal Medicine
       Dermatology                      Obstetrics
       Dietician                        Oncology
       Family Practice                  Otolaryngology, Head and Neck Surgery
       Gastroenterology                 Pediatrics
       General Surgery                  Podiatry
       Gynecology                       Rheumatology
       Hematology                       Urgent Care
       Immediate Care

Furthermore, HealthFirst has numerous provider arrangements in the community so that it can offer additional services to patients covered under capitated contracts.

BUSINESS STRATEGY

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

To increase revenue, HealthFirst has been working with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working with HealthFirst on initiatives to reduce the Manager's Expenses of HealthFirst (which are paid by PPI and reimbursed by HealthFirst) through regional purchasing and insurance contracts, and through the consolidation of various services.

GOVERNMENT REGULATION

HealthFirst is subject to federal and state laws regulating the relationships among providers of health care services, physicians and other clinicians. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for the recommending, leasing, arranging, ordering or purchasing of Medicare or Medicaid covered services. Other laws impose significant penalties for false or improper billings for physician services and impose restrictions on physician referrals for designated health services to entities with which they have financial relationships. Violations of those laws may result in substantial civil or criminal penalties for individuals or entities, including large civil money penalties and exclusion from participation in the Medicare and Medicaid programs. Significant laws applicable to the health care industry generally are described in more detail below.

Fraud and Abuse Laws
Certain provisions of the Social Security Act, commonly referred to as the "Anti-Kickback Statute," prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. In recent years, there has been increasing scrutiny by law enforcement authorities, the United States Department of Health and Human Services, various state agencies, the federal and state courts and Congress, of financial arrangements between health care providers and potential sources of patient referrals to ensure that such arrangements are not disguised mechanisms to pay for patient referrals. The Anti-Kickback Statute is broad in scope and interpretations by various courts have been ambiguous or conflicting in certain respects. To the extent PPI is deemed to be either a referral source or a separate provider under the New PC Management

Agreement that is in a position to influence referrals to or from physicians, the financial arrangements under these agreements could be subject to scrutiny and prosecution under the Anti-Kickback Statute.

Physician Self-Referral Law
Significant prohibitions against physician "self-referrals" apply to a variety of physician-owned or physician-interested entities. The Stark statute (42 U.S.C. **1395nn) generally prohibits referrals by physicians for designated health services reimbursable under the Medicare and Medicaid programs to entities in which the referring physician or an immediate family member has an ownership interest or compensation arrangement, unless an exception provided under the statute applies. The Stark statute is broad and ambiguous in some respects, and regulations clarifying the provisions have been issued only with respect to clinical laboratory services (which was the subject of the "Stark I" legislation). On January 8, 1998, Health Care Financing Administration published proposed regulations (the "Proposed Legislation") implementing Stark II, the legislation that expanded the federal self-referral legislation to cover ten additional ancillary services (i.e., health care services other than clinical laboratory services). The Proposed Regulations provide, in the case of designated health care services provided by a group practice, that the overhead expenses of and the income from the practice must be distributed according to methods that indicate that the practice is a unified business and not based on each satellite office operating as if it were a separate enterprise. A determination that the sharing of overhead expenses and income of New PCs did not comply with Stark would preclude referrals to certain designated health services operated by PPI and could have a material adverse effect on PPI. While management believes that the overhead expenses of and the income from each New PC are distributed according to methods that indicate that such New PC is a unified business, there can be no assurance that the distribution methodology will not be challenged or scrutinized by governmental authorities. Future clarification of existing Stark regulations could require PPI, HealthFirst and related physicians to modify the form of their relationships.

Medicare/Medicaid Reimbursement
State and federal civil and criminal statutes impose substantial penalties, including civil and criminal fines and imprisonment, upon health care providers who fraudulently or wrongfully bill governmental or other third-party payors for health care services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions. While management of HealthFirst has attempted to comply with billing requirements, there is no assurance that the Company will not be challenged or scrutinized by governmental authorities. Moreover, Medicare and other reimbursement rules impact the fee structure of medical billing. To the extent HealthFirst's billing arrangements may need to be modified to comply with existing or modified regulations, there could be a material adverse financial effect on the Company.

Oregon Insurance Law
The Oregon Department of Consumer and Business Affairs, Insurance Division (the "Insurance Division"), regulates the transaction of insurance pursuant to the Oregon Insurance Code. Pursuant to Insurance Division Bulletin 96-2 (the "Bulletin") issued in April 1996 by the Oregon Insurance Commissioner, health care providers that are compensated on a capitated basis by a health insurer or health care service contractor ("HCSC") are not required to obtain a certificate of authority to transact insurance if the capitation is internal to a policy of insurance that is delivered by an authorized insurer of HCSC. The Bulletin also states that discounted fee-for-service arrangements with reasonable limits on discounts (i.e., not open-ended discounts) also do not require a certificate of authority. HealthFirst arrangements should fall into these categories and therefore are exempt from regulation as an insurance company. There is no assurance, however, that the position of the Insurance Division will not change in the future.

Proposed Legislation
In addition to current federal regulations, the Clinton Administration and several members of Congress have proposed legislation for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain such health care proposals, such as reductions in Medicare and Medicaid payments and additional prohibitions on direct or indirect physician ownership of facilities to which they refer patients, if adopted, could have a significant impact on the health care industry. There can be no assurance as to the ultimate content, timing or effect of any health care reform legislation, nor is it possible at this time to estimate the impact of potential legislation on the industry.

COMPETITION

The health care industry is highly competitive. The industry is also subject to continuing changes in the services that are provided and how providers are selected and paid.

HealthFirst operates in the Portland, Oregon area. Primary competitors of HealthFirst include integrated medical groups such as MedPartners, Cascade Medical Group, Providence Medical Group, The Portland Clinic, Portland Adventist Medical Group and others. Competitors also include hospital systems which employ primary care physicians, independent practice associations ("IPAs"), staff model HMOs (such as Kaiser) and academic medical centers. In light of its size, however, HealthFirst is a significant health care provider in its relevant market. HealthFirst competes for contracts with certain national provider entities (such as MedPartners) and many regional and local providers of physician management services. Although the basis of competition may vary, competition is generally based on cost and quality of care.

In terms of physician practice management ("PPM") companies, only three, MedPartners, AORI and PhyCor, have a presence in HealthFirst's service area. All of these publicly traded PPMs have holdings in the Portland, Oregon market. MedPartners operates a multi-specialty group practice of approximately 70 physicians in the Portland market. MedPartners has been an aggressive suitor of groups of physicians in the Portland area. AORI has oncology providers in the Portland market. These practices are in direct competition with HealthFirst's oncology practice. Further, PhyCor, another publicly traded PPM, has as indirect presence in the Portland market at The Vancouver Clinic in Vancouver, Washington.

There can be no assurance that the Company will be able to compete effectively, that additional competitors will not enter the market, or that such competition will not make it more difficult for the Company to maintain its current financial condition.

EMPLOYEES

Provider Employees
As of December 31, 1997, the Company had 110 full-time and 37 part-time providers. HealthFirst physicians initially serve one-year associate employment contracts. These contracts offer a signing bonus, a specified guaranteed salary and eligibility for an incentive bonus. After two years of service at the associate level, the shareholder physicians vote on whether to offer shares to the associate physician. A rigorous peer review is completed prior to the offering of shareholder status.

In addition, the Company employs 12 nurse practitioners. Shareholder contracts with eligible non-physician employees generally are similar to the associate version except for compensation and certain other provisions.

Non-Provider Employees
According to the terms of the Reorganization and Merger Agreement, all non-provider staff is employed by PPI.

The Company considers its relations with its employees to be excellent.

INSURANCE

The business of the Company entails an inherent risk of claims of provider professional liability. To protect its overall operations from such potential liabilities, PPI maintains professional liability insurance and general liability insurance on a claims-made basis. Management does not believe professional liability exposure is significant; however, there can be no assurance that a future claim will not exceed the limits of available insurance coverage or that such coverage will continue to be available. PPI carries worker's compensation insurance and maintains multiperil liability, fiduciary liability, employee dishonesty, professional liability, general liability and directors and officers' insurance. The Company believes these types of insurance to be customary and reasonable for a business of its kind.

ITEM 2: PROPERTIES

All assets and liabilities of Old HealthFirst (other than physician-related assets) were transferred to PPI pursuant to the Reorganization and Merger Agreement. PPI is, therefore, responsible for all lease payments on real properties that HealthFirst occupies. HealthFirst then reimburses PPI for all manager's expenses incurred on its behalf.

The Company's executive offices, which are leased, are located at Suite 310, 1200 NW Front Street, Portland, Oregon 97209. The Company believes these arrangements and the clinic locations are adequate for its current uses and anticipated growth.

Currently, the Company occupies clinics in eleven locations in the Portland, Oregon area.

ITEM 3: LEGAL PROCEEDINGS

HealthFirst is engaged in the defense of lawsuits arising in the ordinary course and conduct of its business. The Company believes that such actions will not have a material effect on its business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 20, 1997, a meeting of shareholders of HealthFirst was held. Two new directors, John Zelko, M.D. and Robert Bailey, M.D. were elected to the Board of Directors of HealthFirst at such meeting. The term of the new directors commences on January 1, 1998. Pete Perry, M.D., Resa Bradeen, M.D., James Ritzenthaler, M.D., David Shute, M.D. and John Teller, M.D. continued as directors after the November 20 meeting of shareholders. The following chart tabulates the number of votes cast for and against each director nominated for election at such annual meeting; there were no abstentions.


                                                For               Against
                                           -----------------    ----------------
John Zelko, M.D.                                66                   7
Robert Bailey, M.D.                             73                   0


                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no public trading market for the Company's common stock.

ITEM 6: SELECTED FINANCIAL DATA

                                               For the Twelve Months Ended December 31,

(Thousands of dollars,
except earnings per share)
                                         1993         1994         1995          1996          1997
                                      --------     --------     --------      --------       --------
STATEMENT OF OPERATIONS
DATA:
REVENUES:
Fee-For-Service, Net                $   13,505   $   18,813    $  22,834    $    32,315      $  35,575
Prepaid Health Care                     10,893       13,463       14,818         27,800         30,055
                                    ----------   ----------    ---------    -----------      ---------
Total Net Revenues                      24,398       32,276       37,652         60,115         65,630
Less Provider Compensation
  and Benefits                          (6,278)      (8,375)      (9,530)       (21,610)(1)    (14,369)
                                    ----------   ----------    ---------    -----------      ---------
Net Revenue less Provider
  Compensation and Benefits             18,120       23,901       28,122         38,505         51,261

OPERATING EXPENSES:
Total Operating Expenses                15,963       20,648       27,593         44,416         50,430
Total Operating Income (Loss)            2,157        3,253          529         (5,911)           831
Other Non-Operating Income
 (Expenses)                                 46          101          (29)          (103)          (573)
                                    ----------   ----------    ---------    -----------      ---------
Income (Loss) Before Taxes               2,203        3,354          500         (6,014)           258
                                    ----------   ----------    ---------    -----------      ---------
Income Tax Expense (Benefit)               889        1,416          208         (1,899)            --
                                    ----------   ----------    ---------    -----------      ---------
Net Income (Loss)                   $    1,314   $    1,938    $     292    $    (4,115)     $     258
                                    ==========   ==========    =========    ===========      =========
Earnings Per Share                  $26,816.33   $39,551.02    $5,509.43    $(50,802.47)     $2,866.67
                                    ==========   ==========    =========    ===========      =========
BALANCE SHEET DATA:
Working Capital (Deficit)           $    1,882   $    1,961    $  (1,507)   $    (4,871)     $   3,176
Total Assets                            11,742       16,848       21,075         30,910          3,176
Long Term Debt, Net                      2,223        1,731        3,711          5,066             --
Capital and Direct Financing Lease
  Obligation                                --           --           --          4,663             --
Shareholders' Equity                     5,344        7,253        7,597          2,364              1

-------------
(1) Includes $3.9 million of deferred compensation.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Actual results may differ materially from historical results or from the results discussed in such forward-looking statements or outcomes otherwise currently expected or sought by HealthFirst.


OVERVIEW

HealthFirst, an Oregon professional corporation, is a multi-specialty medical clinic. HealthFirst was founded in 1997 pursuant to certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), Old HealthFirst, The Corvallis Clinic, P.C. ("Old Corvallis"), and, together with Old Medford and Old Corvallis, referred to herein, collectively as ("Old PCs"), and Physician Partners, Inc. ("PPI"). Old HealthFirst was formed in February 1996 in a merger between the Metropolitan Clinic, P.C., formed in 1906, and Suburban Medical Clinic, P.C., formed in 1956. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization (the "New PC Reorganization) of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary (a "New PC"), (ii) transferring to the New PC certain assets and liabilities (including physician employment agreements) relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40-year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of the Old PCs.

HealthFirst currently consists of 159 professional providers who offer a wide range of primary and specialty care services including allergy, dermatology, gastroenterology, hematology/oncology, infectious disease, pediatrics, geriatrics, obstetrics/gynecology, podiatry, rheumatology, and surgery. HealthFirst's operations are located in and around Portland, Oregon.

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

In 1997, PPI began modifying the computer system programming at HealthFirst to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on HealthFirst's ongoing results of operations.

RESULTS OF OPERATIONS

The following table shows the percentage of Net Revenue less Provider Compensation represented by various expense categories reflected in the Company's Statement of Operations. The following table represents twelve months ended December 31, 1995, 1996 and 1997.

                                                December 31,
                                     --------------------------------
                                      1995         1996         1997
                                     ------       ------       ------
Net Revenues, less Provider           100.0%       100.0%       100.0%
   Compensation

Operating Expenses:
   Clinic salaries, wages and          41.7%        47.1%        36.1%
    benefits
   Purchased medical services          15.1%        25.5%        20.6%
   Medical and office supplies         15.6%        16.3%        12.8%
   General and administrative          16.0%        13.3%        12.2%
    expenses
   Lease and rent expense               3.0%         4.1%         4.1%
   Provision for uncollectible          4.1%         4.9%         4.0%
    accounts
   Depreciation and amortization        2.6%         4.1%         4.0%
   Management fee                        --           --          4.6%
                                     ------       ------       ------
     Total operating expenses          98.1%       115.3%        98.4%
                                     ------       ------       ------
     Operating income (loss)            1.9%       (15.3%)        1.6%
Other Income (Expense)
   Interest income                      0.2%         0.3%         0.8%
   Interest expense                    (0.7%)       (3.7%)       (3.1%)

   Other income                         0.4%         3.1%         1.2%
                                     ------       ------       ------
     Net income (loss) before
      income taxes                      1.8%       (15.6%)        0.5%
                                     ------       ------       ------
   Income tax expense (benefit)         0.7%        (4.9%)         --
                                     ------       ------       ------
Net income (loss)                       1.1%       (10.7%)        0.5%
                                     ======       ======       ======


Twelve Months ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

Net Revenues less Provider Compensation increased $12.8 million or 33.2% to $51.3 million in the twelve months ended December 31, 1997 from $38.5 million in the twelve months ended December 31, 1996. Net Revenues less Provider Compensation consists of both Fee-For-Service revenue net of contractual discounts and Prepaid Healthcare revenues less Provider Compensation and Benefits. Net Fee-For-Service revenues increased $3.3 million or 10.2% to $35.6 million in the twelve months ended December 31, 1997 compared to $32.3 million in the twelve months ended December 31, 1996. Prepaid Healthcare revenues increased $2.3 million or 8.3% to $30.1 million in the twelve months ended December 31, 1997 compared to $27.8 million in 1996. The increase in Net Fee-For-Service revenues in 1997 compared to 1996 is due to the addition of several providers in late 1996 who became fully productive in 1997 and an increase in the office hours beginning December 1996. The increase in Prepaid Healthcare revenue is due to increased capitation rates which were offset by increased hospital costs which led to lower risk pool returns. Management has negotiated additional capitation rate increases in the 1998 managed care contracts.

Provider Compensation and Benefits
Provider Compensation and Benefits decreased $7.2 million or 33.3% to $14.4 million in the twelve months ended December 31, 1997 from $21.6 million in 1996. A significant portion of the decrease is due to a $5.3 million bonus compensation plan of which $3.9 million of expense was recognized in May 1996. The remaining difference is due to the decrease in the amount available for provider compensation.

Operating Expenses
The operating expenses of HealthFirst represent the costs incurred by PPI and reimbursed by the Company per the terms of the Management Agreement. As a percentage of Net Revenues less Provider Compensation, most operating expenses decreased in the year ended December 31, 1997 compared to 1996. The decreases were the result of operating expenses remaining relatively stable while revenues increased.

A management fee of $2.4 million for the twelve months ended December 31, 1997 was paid to PPI in accordance with the Management Agreement. As HealthFirst's results improve, the management fee will increase in direct relation. There was no such management fee in 1996 as the Management Agreement was not effective until February 1, 1997.

Other Income and Expenses
In 1997, other income included a one-time transition payment of $.6 million from PPI. In 1996, other income mainly consisted of rental income from subleasing office space and other income from Blue Cross/Blue Shield.

Twelve Months Ended December 31, 1996 Compared to Twelve Months Ended December 31, 1995

Net Revenues less Provider Compensation increased $10.4 million or 37.0% to $38.5 million in the twelve months ended December 31, 1996 from $28.1 million in the twelve months ended December 31, 1995. Net Revenues less Provider Compensation consists of both Fee-For-Service revenue net of contractual discounts and Prepaid Healthcare revenues less Provider Compensation and Benefits. Net Fee-For-Service revenues increased $9.5 million or 41.7% to $32.3 million in the twelve months ended December 31, 1996 compared to $22.8 million in twelve months ended December 31, 1995. Prepaid Healthcare revenues increased $13.0 million or 87.8% to $27.8 million in the twelve months ended December 31, 1996 compared to $14.8 million in 1995. The increase in Net Fee-For-Service income is attributable to the purchase of Suburban in February 1996 and the addition of new providers. The increase in Prepaid Healthcare revenue correlates with an increase in the number of capitated lives, offset in part by reduced risk sharing revenues.

Provider Compensation and Benefits

Provider Compensation and Benefits increased $12.1 million or 127.4% to $21.6 million in the twelve months ended December 31, 1996 from $9.5 million in 1995. A significant portion of the increase was due to the purchase of Suburban in February 1996. The remaining increase is due to a $5.5 million bonus compensation plan of which $3.9 million of expense was recognized in May 1996.

Operating Expenses
Total operating expenses increased in the year ended December 31, 1996 compared to 1995 due to the purchase of Suburban in February 1996. Significant fluctuations not related to Suburban are discussed below. As a percentage of Net Revenue less Provider Compensation, Clinic Salaries, Wages and Benefits increased to 47.1% in 1996 from 41.7% in 1995. The increase was attributable to the addition of staff required to support new providers added due to the purchase of Suburban as well as the opening of the Tigard Clinic. As a percentage of Net Revenue less Provider Compensation and Benefits, Purchased Medical Services increased to 25.5% from 15.1% for 1996 and 1995, respectively. This growth is due to Suburban having a high number of managed care contracts. Depreciation and Amortization increased $0.9 million or 128.6% to $1.6 million in the twelve months ended December 31,1996 from $0.7 million in 1995. The increase relates to the purchase of Suburban, the completion of a new clinic building and equipment to support the addition of new providers.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Transactions, PPI succeeded to the ownership of substantially all assets and liabilities and PPI assumed all financing activities relating to the working capital needs of HealthFirst. Per the Management Agreement, PPI will purchase the necessary capital equipment to support HealthFirst's operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       HEALTHFIRST MEDICAL GROUP, P.C.

                       FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1996 AND 1997
                       TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
HealthFirst Medical Group, P.C.:

We have audited the accompanying balance sheets of HealthFirst Medical Group, P.C. (an Oregon professional corporation) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of HealthFirst's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthFirst Medical Group, P.C. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP


Portland, Oregon,
  February 20, 1998

                         HEALTHFIRST MEDICAL GROUP, P.C.


                BALANCE SHEETS - AS OF DECEMBER 31, 1996 AND 1997

                   (All dollar amounts expressed in thousands)



                                     ASSETS

                                                                             1996        1997
                                                                            -------      ------
CURRENT ASSETS:
  Cash and cash equivalents                                                 $   895      $    1
  Patient accounts receivable, net of allowances for
    contractual discounts and uncollectible accounts of
    $2,465 at December 31, 1996                                               6,497        --
  Healthcare and other receivables                                            2,848        --
  Related party receivable                                                       50        --
  Income taxes receivable                                                        58        --
  Prepaid expenses and deposits                                                 201        --
  Prepaid provider compensation                                                --         3,175
                                                                            -------      ------
          Total current assets                                               10,549       3,176
                                                                            -------      ------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
  $5,769 at December 31, 1996                                                20,361        --

OTHER ASSETS                                                                   --          --
                                                                            -------      ------
          Total assets                                                      $30,910      $3,176
                                                                            =======      ======

                         HEALTHFIRST MEDICAL GROUP, P.C.

                   (All dollar amounts expressed in thousands)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  1996            1997
                                                                                  ----            ----
CURRENT LIABILITIES:
  Line of credit                                                               $  1,500        $   --
  Current portion of long-term debt and capital and direct
    financing lease obligations                                                   4,663            --
  Accounts payable                                                                2,123            --
  Accrued expenses                                                                  703            --
  Accrued healthcare costs                                                        2,936            --
  Accrued compensation and related expenses                                       3,313            --
  Deferred revenue                                                                  182            --
                                                                               --------        --------
          Total current liabilities                                              15,420            --
                                                                               --------        --------
PAYABLE TO PPI                                                                     --             3,175
LONG-TERM DEBT, net of current portion                                            5,066
CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of current
  portion                                                                         4,265            --
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES                             3,795            --
LONG-TERM DEFERRED TAX LIABILITY                                                   --              --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock-
    No par value; 1,000,000 shares authorized; 0 and 94 shares issued and outstanding at December 31, 1996 and 1997,
      respectively                                                                 --                 1
    Series 1 Class A--Voting; no par value; 800,000 shares
        authorized; 7,000 and 0 shares issued and outstanding at
        December 31, 1996 and 1997, respectively                                    700            --
    Series 2 Class A--Voting; no par value; 200,000 shares
      authorized; 2,200 and 0 shares issued and outstanding at
      December 31, 1996 and 1997, respectively                                      330            --
    Series 3, 4 and 5 Class A--Voting; no par value; 200,000,
        100,000 and 100,000 shares authorized, none issued or
        outstanding at December 31, 1996 and 1997                                  --              --
    Class B--Nonvoting; no par value; 300,000 shares authorized;
        0 shares issued and outstanding at December 31, 1996 and 1997              --              --
  Additional paid-in capital                                                      1,879            --
  Retained earnings                                                               1,149            --
  Notes receivable from stockholders for purchase of stock                         (439)           --
  Unamortized value of restricted stock awards                                   (1,255)           --
                                                                               --------        --------
          Total stockholders' equity                                              2,364               1
                                                                               --------        --------
          Total liabilities and stockholders' equity                           $ 30,910        $  3,176
                                                                               ========        ========


      The accompanying notes are an integral part of these balance sheets.

                         HEALTHFIRST MEDICAL GROUP, P.C.



                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

 (All dollar amounts expressed in thousands, except earnings (loss) per share)



                                                            1995                 1996               1997
                                                          --------             --------           --------
REVENUES:
  Fee-for-service, net                                    $ 22,834             $ 32,315           $ 35,575
  Prepaid healthcare                                        14,818               27,800             30,055
                                                          --------             --------           --------
          Net revenues                                      37,652               60,115             65,630

  Less- Provider compensation and benefits                   9,530               21,610             14,369
                                                          --------             --------           --------
          Net revenue less provider compensation
            and benefits                                    28,122               38,505             51,261
                                                          --------             --------           --------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                       11,737               18,157             18,496
  Purchased medical services                                 4,253                9,812             10,545
  Medical and office supplies                                4,377                6,281              6,536
  General and administrative expenses                        4,491                5,115              6,248
  Lease and rent expense                                       853                1,573              2,125
  Provision for uncollectible accounts                       1,146                1,911              2,056
  Depreciation and amortization                                736                1,567              2,055
  Management fee                                              --                   --                2,369
                                                          --------             --------           --------
          Total operating expenses                          27,593               44,416             50,430
                                                          --------             --------           --------
          Operating income (loss)                              529               (5,911)               831

OTHER INCOME (EXPENSE):
  Interest income                                               39                  100                428
  Interest expense                                            (189)              (1,414)            (1,625)
  Other                                                        121                1,211                624
                                                          --------           ----------           --------
          Net income (loss) before provision
            (benefit) for income taxes                         500               (6,014)               258
                                                          --------           ----------           --------
PROVISION (BENEFIT) FOR INCOME TAXES                           208               (1,899)              --
                                                          --------           ----------           --------
NET INCOME (LOSS)                                         $    292           $   (4,115)          $    258
                                                          ========           ==========           ========

EARNINGS (LOSS) PER SHARE                                 5,509.43           (50,802.47)          2,866.67
                                                          ========           ==========           ========

WEIGHTED AVERAGE SHARES OUTSTANDING                             53                   81                 90
                                                          ========           ==========           ========


        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.



                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                   (All dollar amounts expressed in thousands)

                                                                         1995              1996             1997
                                                                       -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $   292           $(4,115)          $   258
  Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities-
      Depreciation and amortization                                        736             1,567               148
      Gain on sale of property, plant and equipment                       --                --                --
      Provision for deferred income taxes                                   71            (1,936)             --
      Compensation expense recognized for provider
        stock awards                                                      --                 502              --
      Changes in operating assets and liabilities
        (excluding assets and liabilities purchased
        from Suburban):
          Patient accounts receivable, net                              (1,020)           (1,380)             (178)
          Healthcare and other receivables                                 568               301               691
          Related party receivable                                        --                 277              --
          Income taxes receivable                                         (168)              147              --
          Inventories of drugs and supplies                                (16)              251              --
          Prepaid expenses and deposits                                    (79)              192               (50)
          Prepaid provider compensation                                   --                --              (3,175)
          Other assets                                                     (50)              225              (169)
          Drafts payable                                                (1,579)             (165)             --
          Accounts payable                                                 461               431              (119)
          Accrued expenses                                                 (39)              430              --
          PPI payable                                                     --                --               3,175
          Income taxes payable                                            (359)             --                --
          Accrued healthcare costs                                          92               984              (748)
          Accrued compensation and related expenses                        108               669               154
          Deferred revenue                                                   3               166                68
          Deferred compensation and other long-term
            liabilities                                                    201             2,787               108
                                                                       -------           -------           -------
          Net cash provided by (used in) operating activities
                                                                          (778)            1,333               163
                                                                       -------           -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                            (6,690)           (3,181)              (92)
  Cash proceeds received from short-term investments                     2,616              --                --
  Cash received in acquisition of Suburban                                --                 231              --
                                                                       -------           -------           -------
          Net cash used in investing activities                         (4,074)           (2,950)              (92)
                                                                       -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                               4,940             2,763             1,000
  Proceeds from issuance of line of credit                                --               1,500              --
  Principal payments on long-term obligations                              (17)             (998)             (734)
  Proceeds from repayments of notes receivable from
    stockholders                                                            62                64                17
  Payments for redemption of common stock                                  (10)               (9)             --
  Cash received from direct financing lease obligations                   --               1,000              --
  Cash contributed to Physician Partners, Inc. in merger                  --                --              (1,158)

                         HEALTHFIRST MEDICAL GROUP, P.C.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                   (All dollar amounts expressed in thousands)

                                                                        1995          1996          1997
                                                                       ------        -------       -------
 CASH FLOWS FROM FINANCING ACTIVITIES (Continued):
  Proceeds from issuance of common stock                               $ --          $  --         $     1
  Costs incurred related to Physician Partners, Inc.
    transaction                                                          --           (1,933)          (91)
                                                                       ------        -------       -------
          Net cash provided by (used in) financing activities
                                                                        4,975          2,387          (965)
                                                                       ------        -------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          123            770          (894)

CASH AND CASH EQUIVALENTS, beginning of year                                2            125           895
                                                                       ------        -------       -------
CASH AND CASH EQUIVALENTS, end of year                                 $  125        $   895       $     1
                                                                       ======        =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                             $  186        $ 1,356       $ 1,620
    Cash paid for income taxes                                            446            181          --
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Notes receivable issued in exchange for common stock               $   80        $   140       $  --

In 1996, HealthFirst acquired all of the outstanding stock of Suburban in exchange for 2,200 shares of HealthFirst Series 2 Class A stock. The acquisition was recorded under the purchase method of accounting. The fair values of Suburban's assets, including $231 of cash, and liabilities at the date of acquisition are presented below:

Current assets                                $ 2,284
Property, plant and equipment                   5,325
Other long-term assets                             99
Current liabilities                            (2,833)
Long-term liabilities                          (4,617)
                                              -------
          Net equity acquired                 $   258
                                              =======
Reconciliation to equity accounts:
  Common stock                                $   330
  Additional paid-in capital                      122
  Notes receivable from stockholders             (194)
                                              -------
                                              $   258
                                              =======

In February 1997, HealthFirst assigned all assets and liabilities to Physician Partners, Inc. as part of the reorganization and merger transaction. The book value of HealthFirst's assets and liabilities, including $1,200 of cash at the date of the transaction are presented below:

Current assets                         $10,239
Property, plant and equipment           20,305
Other long-term assets                     277
Current liabilities                     11,112
Long-term liabilities                   17,163
Contributed equity                       2,546

        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.



                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                   (All dollar amounts expressed in thousands)

                                                                    Common Stock
                                           ----------------------------------------------------------------------
                                                                       Series 1                    Series 2
                                                 No Par                 Class A                     Class A
                                           -------------------     -------------------        -------------------
                                            Number                 Number                     Number                    Additional
                                              Of                    Of                          Of                       Paid-In
                                            Shares      Amount     Shares       Amount        Shares       Amount        Capital
                                           -------     -------     ------       ------        ------       ------       ----------
BALANCE, December 31, 1994                    --       $  --        4,950        $ 495          --          $--          $  --

  Issuance of common stock                    --          --          800           80          --           --             --
  Redemption of common stock                  --          --         (100)         (10)         --           --             --
  Repayment of notes receivable from
    stockholders                              --          --         --           --            --           --             --
  Net income                                  --          --         --           --            --           --             --
                                           -------     -------     ------        -----        ------        -----        -------
BALANCE, December 31, 1995                    --          --        5,650          565          --           --             --

  Notes receivable from stockholders
    acquired from Suburban                    --          --         --           --            --           --             --
  Common stock issued to acquire
    Suburban                                  --          --         --           --           2,200          330            122
  Issuance of common stock                    --          --        1,400          140          --           --            1,757
  Redemption of common stock                  --          --          (50)          (5)         --           --             --
  Repayment of notes receivable from
    stockholders                              --          --         --           --            --           --             --
  Costs related to Physician
    Partners, Inc. transaction                --          --         --           --            --           --             --
  Net loss                                    --          --         --           --            --           --             --
                                           -------     -------     ------        -----        ------        -----        -------
BALANCE, December 31, 1996                    --          --        7,000          700         2,200          330          1,879

  Issuance of common stock                      94           1       --           --            --           --             --
  Redemption of common stock                  --          --         --           --            --           --             --
  Repayment of notes receivable from
    stockholders                              --          --         --           --            --           --             --
  Net income                                  --          --         --           --            --           --             --
  Transfer of ownership to Physician
    Partners, Inc. during merger
    (see Note 1)                              --          --       (7,000)        (700)       (2,200)        (330)        (1,879)
                                           -------     -------     ------        -----        ------        -----        -------
BALANCE, December 31, 1997                      94     $     1       --          $--            --          $--          $  --
                                           =======     =======     ======        =====        ======        =====        =======





                                              Unamortized                     Notes
                                               Value of                     Receivable
                                              Restricted      Retained         From
                                             Stock Awards     Earnings     Stockholders    Total
                                             ------------     --------     ------------   -------
BALANCE, December 31, 1994                     $  --          $ 6,909        $(151)       $ 7,253

  Issuance of common stock                        --             --            (80)          --
  Redemption of common stock                      --             --           --              (10)
  Repayment of notes receivable from
    stockholders                                  --             --             62             62
  Net income                                      --              292         --              292
                                               -------        -------        -----        -------
BALANCE, December 31, 1995                        --            7,201         (169)         7,597

  Notes receivable from stockholders
    acquired from Suburban                        --             --           (194)          (194)
  Common stock issued to acquire
    Suburban                                      --             --           --              452
  Issuance of common stock                      (1,255)          --           (140)           502
  Redemption of common stock                      --               (4)        --               (9)
  Repayment of notes receivable from
    stockholders                                  --             --             64             64
  Costs related to Physician
    Partners, Inc. transaction                    --           (1,933)        --           (1,933)
  Net loss                                        --           (4,115)        --           (4,115)
                                               -------        -------        -----        -------
BALANCE, December 31, 1996                      (1,255)         1,149         (439)         2,364

  Issuance of common stock                        --             --           --                1
  Redemption of common stock                      --             --           --             --
  Repayment of notes receivable from
    stockholders                                  --             --             17             17
  Net income                                      --              258         --              258
  Transfer of ownership to Physician
    Partners, Inc. during merger
    (see Note 1)                                 1,255         (1,407)         422         (2,639)
                                               -------        -------        -----        -------
BALANCE, December 31, 1997                     $  --          $  --          $  --        $     1
                                               =======        =======        =====        =======

        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.


                          NOTES TO FINANCIAL STATEMENTS




1.  DESCRIPTION OF BUSINESS:

HealthFirst Medical Group, P.C. (HealthFirst), an Oregon professional corporation, was incorporated on September 18, 1996 under the name Physician Partners HealthFirst, PC for the purpose of effecting a reorganization transaction between Physician Partners, Inc. (PPI) and three Oregon professional corporations (the Founding Clinics).

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

HealthFirst consists of approximately 159 providers who offer a wide range of primary and specialty care services including allergy, dermatology, gastroenterology, hematology/oncology, infectious disease, pediatrics, geriatrics, obstetrics/gynecology, podiatry, rheumatology and surgery.

HealthFirst operates clinics in eleven locations in and around Portland, Oregon including: Tualatin, Tigard, Westside, Lake Oswego, Broadway, Northwest Portland, Wilshire, Gateway, Gresham, Hollywood and Powell Valley. A significant change in the demographics of this area may have an adverse impact on the business.

The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the years ended December 31, 1995 and 1996, for the HealthFirst Medical Group, P.C. prior to the reorganization transaction (Old HealthFirst). The Statements of Operations and Cash Flows for the year ended December 31, 1997 include the results of operations for Old HealthFirst from January 1 to January 31, 1997. The remainder of the period represents the operations of HealthFirst Medical Group, P.C. (New PC) subsequent to the effective date of the reorganization transaction, February 1, 1997.

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

Prepaid Provider Compensation

Prepaid provider compensation includes the amount paid to providers that is in excess of the earned amount computed in accordance with the Management Agreement (Note 1). The balance will be reversed in future years when the amount paid is less than the earned amount.

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

Buildings and leasehold improvements                       7-45 years
Furniture and equipment                                    3-15 years

Payable to PPI

HealthFirst signed a note payable to PPI, bearing interest at 7.6%. Interest only monthly payments are due in 1998 and principal and interest monthly payments are due beginning January 1999 for 36 months.

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


Other Income

Other income includes a $600 one time payment from PPI. The payment was part of a transition plan developed by PPI to assist HealthFirst in its transition to the Management Agreement.

Financial Statement Presentation

The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the year ended December 31, 1996 for the HealthFirst Medical Group, P.C. prior to the reorganization transaction ("Old HealthFirst"). The Statement of Operations and Cash Flows for the year ended December 31,1997 include the results of operations for Old HealthFirst from January 1 to January 31, 1997. The remainder of the period represents the operations of HealthFirst Medical Group, P.C. ("New PC") subsequent to the effective date of the reorganization transaction, February 1, 1997.

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

The majority of the HMO contracts are delegated professional risk with limited institutional risk based upon utilization parameters mutually agreed upon by the hospital health plan and HealthFirst.

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

Fee-For-Service

Patient service revenues are recorded in the period in which services are provided at established rates. HealthFirst has agreements with third-party payors that provide payments to HealthFirst at amounts different from its established rates. The difference between the established rates and the related payment amounts are reflected as contractual discounts, as shown below:


                                                   Year Ended December 31,
                                                 ---------------------------
                                                  1995       1996      1997
                                                 -------   -------   -------
Fee-for-service, gross                           $29,384   $39,628   $47,415
Contractual discounts                             (6,550)   (7,313)  (11,840)
                                                 -------   -------   -------
Fee-for-service, net                             $22,834   $32,315   $35,575
                                                 =======   =======   =======

A summary of the most significant fee-for-service arrangements is as follows:

       Medicare

       A significant portion of HealthFirst's services are provided to Medicare patients. Payments for Medicare outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 8%, 6%, and 6% of net patient service revenues were derived from services provided to fee-for-service Medicare patients in 1995, 1996 and 1997, respectively.

       Medicaid

       Payments for Medicaid outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 1% of net patient service revenues were derived from services provided to fee-for-service Medicaid patients in 1995, 1996 and 1997.

       Other Payors

       HealthFirst has also entered into payment agreements with certain commercial insurance carriers and preferred provider organizations. The basis for payment to HealthFirst under these agreements includes discounts from established charges.

Major Customers

The following customers represented individually more than 10% of HealthFirst's net revenue as follows:

                                                     Year Ended
                                                    December 31,
                                                 ------------------
                                                 1995   1996   1997
                                                 ----   ----   ----
Pacificare - Secure Horizons                      10%    12%   12%
Pacificare - Commercial                           11     10     9
Blue Cross - HMO Oregon                           16     12    12
Good Health Plan                                  --     11    12
Blue Cross - Commercial                           10     --    --

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following at December 31, 1996:

Land and land improvements                                                     $ 2,012
Buildings and leasehold improvements                                            14,756
Furniture and equipment                                                          9,362
                                                                               -------
                                                                                26,130
Less- Accumulated depreciation                                                  (5,769)
                                                                               -------
                                                                               $20,361
                                                                               =======

5.  INCOME TAXES:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires that HealthFirst follow the liability method of accounting for deferred income taxes. Differences between financial reporting and tax basis is primarily due to the use of the cash method of accounting for income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of HealthFirst's deferred tax assets and liabilities are as follows at December 31, 1996:

Deferred tax assets:
  Cash to accrual adjustments                                        $ 4,570
  Less- Valuation allowance                                             (327)
                                                                     -------
          Net deferred tax asset                                       4,243

Deferred tax liabilities:
  Cash to accrual adjustments                                         (3,679)
  Excess tax depreciation                                               (564)
                                                                     -------
          Gross deferred tax liabilities                              (4,243)
                                                                     -------
          Net deferred tax asset                                     $  --
                                                                     =======

The provision (benefit) for income taxes is as follows:

                                                   Year Ended
                                                  December 31,
                                         ----------------------------
                                         1995      1996        1997
                                         ----     -------     -------
Current:
  Federal                                $119     $  --       $  --
  State                                    17        --          --
                                                                 --
Deferred:                                                        --
  Federal                                  63      (1,614)       --
  State                                     9        (285)       --
                                         ----     -------     -------
                                         $208     $(1,899)    $  --
                                         ====     =======     =======

The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                                        December 31,
                                                               ---------------------------
                                                               1995      1996       1997
                                                               ----     -------    -------
Federal tax (benefit) at statutory rate                        $175     $(2,105)   $  --
Add (deduct):
  State income tax (benefit), net of federal benefit             17        (301)      --
  Change in valuation allowance                                 --          328       --
  Other                                                          16         179       --
                                                               ----     -------    -------
Provision (benefit) for income taxes                           $208     $(1,899)   $  --
                                                               ====     =======    =======

In 1996, HealthFirst recognized a valuation allowance in an amount equal to its net deferred tax assets of $328 because of uncertainty with respect to the realization of the related tax benefits in future years.

As of December 31, 1997, the net income before provision for income taxes represents the results of operations for Old HealthFirst from January 1 to January 31, 1997. The valuation reserve against the deferred tax assets was reversed in an amount equal to the current tax expense, resulting in no tax provision being reflected in the 1997 statement of operations. The operations of the New PC for the remainder of the period have resulted in no net income and, accordingly, no current tax expense is necessary.

6.  LONG-TERM DEBT:

Long-term debt at December 31, 1996 is as follows:

Note payable, due in monthly installments of principal and interest of $16 through July 2000, with a final payment of $1,636, bearing interest at
    9.875%. The note is secured by a first mortgage on land, buildings, and
    improvements.                                                                              $1,714

Note payable, due in monthly installments of principal and interest through
    January 2002, bearing interest at 8.4%. The note is secured by inventory,
    furniture, and equipment.                                                                   1,964

Construction loan payable, final payment of principal and interest due in
    January 1997, bearing interest at prime plus 1% (8.25% at December 31,
    1996). The note is secured by building and land.                                            3,706

Note payable, due in annual principal installments of $115 through August 2011,
    bearing interest at 7.9%.                                                                   1,650

Note payable due in monthly installments of $8 including interest through October
    2000, bearing interest at 8.75%                                                               314

Note payable due in monthly installments of $7 plus interest through January 1999,
    bearing interest at 9.875%                                                                    177

Note payable, related party, due in monthly installments of $1 including interest
    through 1998, bearing interest at 6%                                                            8
                                                                                               ------
          Total long-term debt                                                                  9,533

Less- Current portion                                                                           4,467
                                                                                               ------
          Long-term debt, net of current portion                                               $5,066
                                                                                               ======

Management converted the construction loan to a mortgage loan in 1997, extending the maturity of the loan to February 2017.

HealthFirst maintained a revolving line-of-credit agreement with a bank providing up to $2,500, secured by inventory, accounts receivable and equipment. The line-of-credit bore interest at the lender's prime rate (8.25% at December 31, 1996) plus .5% and matures April 30, 1997. At February 1, 1997, the line-of-credit was consolidated into a $7,500 line-of-credit as a result of the reorganization transaction (Note 1).

7.  LEASE COMMITMENTS:

Capital Leases

HealthFirst leases certain medical equipment and facilities under agreements which are classified as capital leases. The equipment leases have original terms of five years and have either a bargain purchase option or a transfer of title at the end of the lease. The building lease is with Gateway Properties LLC (Note
12) for a term of 21 years. Leased capital assets included in property, plant and equipment are as follows at December 31, 1996:

Buildings and leasehold improvements                                                                $3,574
Furniture and equipment                                                                                264
                                                                                                    ------
                                                                                                     3,838
Less- Accumulated amortization                                                                        (682)
                                                                                                     -----
                                                                                                    $3,156
                                                                                                    ======

Operating Leases

Leases that do not meet the criteria for capitalization are classified as operating leases. Such lease commitments are primarily for facilities and equipment, and the related rentals are charged to operations as incurred.

Direct Financing Lease Obligation

In May 1996, HealthFirst sold three facilities to HealthFirst Properties LLC (Note 12) under a sale/leaseback arrangement. The facilities were sold for $12,550, of which $11,550 is due in the form of an 8% interest-bearing note receivable due in monthly installments through April 2016. The remainder was received in cash. The transaction has been accounted for as a financing, wherein the property and related debt remains on the books and will continue to be depreciated. A financing obligation representing the proceeds of $1,000 has been recorded and will be reduced based on payments under the lease. As sales proceeds are received from the LLC, they will be credited to a financing obligation, and amortized as a reduction of operating expenses over the remaining life of the lease. The amount owed on the financing obligation at December 31, 1996 was $929 of which $76 is due within one year. The lease has a term of 20 years and requires minimum annual rental payments of $1,318 in 1998, 1999, 2000, 2001 and 2002 and $17,680 thereafter. The financing obligation and lease payments were assumed by PPI at February 1, 1997.

8.  EMPLOYEE BENEFIT PLANS:

Retirement Plans

HealthFirst has a noncontributory profit sharing plan covering all employees who are eligible subject to certain requirements. HealthFirst, at the discretion of the Board of Directors, contributes an annual amount not to exceed the maximum allowed under the Internal Revenue Code. No contributions to the Plan were made in 1997, 1996 and 1995. HealthFirst does not foresee making contributions to the profit sharing plan in the future.

HealthFirst has a 401(k) plan covering all employees who are eligible subject to certain requirements. Employees contribute between 2% to 10% of their annual compensation. HealthFirst matches employee contributions at a rate of 10% plus a discretionary percentage determined by the Board of Directors. The contributions to the Plan were $69 and $110 in 1995 and 1996, respectively.

HealthFirst also has a defined contribution money purchase pension plan which is a plan in which all employees are eligible to participate subject to certain requirements. HealthFirst contributes 8% of employees' compensation which does not exceed the Social Security integration level ($62 at December 31, 1996), plus a higher percentage of the amount in excess of the integration level for the Plan year. Contributions in 1995 and 1996 were $1,133 and $1,523, respectively.

Supplemental Pension Plan

In 1987, HealthFirst entered into a supplemental pension plan with eight of its physicians providing for fixed monthly payments over five years commencing with the physicians' retirements or terminations. The physicians receive payments upon retirement or termination if certain vesting requirements have been met. The liability under this agreement is being accrued over the physicians' estimated remaining service periods before becoming fully vested. On the vesting date, the present value of the future benefit payments will have been accrued. HealthFirst has accrued $176 for the plan at December 31, 1996.

Suburban Profit-Sharing Plan

As part of the 1996 acquisition of Suburban, HealthFirst assumed a profit-sharing plan in which all former employees of Suburban are eligible to participate subject to certain requirements. The plan is funded by discretionary employer contributions as determined by the Board of Directors on an annual basis. The amount of employer contributions, if any, is allocated to eligible employees based on employee compensation. HealthFirst's contribution for 1996 was $390.

Bonus Compensation Plan

In February 1996, HealthFirst established a bonus compensation plan for eligible employees. Employees are vested after five years of employment with credit for prior service. A substantial portion of the participants were fully vested as of December 31, 1996. The total payout of approximately $5.25 million will be over a period of eight years. HealthFirst is accruing for the estimated present value of the bonus compensation over the estimated period of the employees' active employment from the date the contract was signed until the date they are fully vested. Compensation expense recognized during 1996 was approximately $3,900, a portion of which has been paid. The expense was recorded to provider compensation and benefits. The amount accrued at December 31, 1996, is $3,502, of which $502 is included in current liabilities and the remainder is included in deferred compensation. The liability was assumed by PPI at February 1, 1997.

9.   PROFESSIONAL LIABILITY:

HealthFirst maintained a claims-made professional liability insurance policy.

At February 1, 1997, HealthFirst's professional liability insurance policy was consolidated into a Physician Partners, Inc. policy as a result of the reorganization transaction (Note 1). The consolidated claims-made policy has no deductible and includes full prior acts coverage. Management believes the coverage is adequate to cover any potential claims.

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

Compliance with Rules and Regulations

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs, together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that HealthFirst is in compliance with the fraud and abuse regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

11.  EARNINGS PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the Transactions.

12.  RELATED PARTY TRANSACTIONS:

Coordinated Health Network, Inc.

In December 1993, HealthFirst became a one-third shareholder in Coordinated Health Network, Inc. (CHN). CHN was formed to obtain patient contracts under the Oregon Health Plan and generate purchasing discounts. The investment in CHN was accounted for under the equity method. In 1995, HealthFirst paid premiums to CHN of $106 and CHN paid HealthFirst $622 in 1995 for claims. No premiums were paid or received in 1996 or 1997. CHN was legally dissolved in 1996.

Northwest Physicians Alliance

In 1995, HealthFirst invested $52 for a one-third share in Northwest Physicians Alliance (the Alliance), which was formed with Blue Cross/Blue Shield of Oregon, two local hospital systems and several physician groups. The Alliance has been accounted for under the equity method. The Alliance is intended to be the primary delivery network for Blue Cross/Blue Shield's HMO Oregon product in the Portland area. The Alliance was legally dissolved in 1998.

HealthFirst Properties LLC

HealthFirst Properties LLC (HPLLC) was formed by certain shareholders of HealthFirst in 1996 to acquire three clinic buildings from HealthFirst. HPLLC purchased these properties from HealthFirst for an aggregate purchase price of $12,550, to be paid under an installment sale contract with a 20-year term. HPLLC made a $1,000 down payment to HealthFirst. Simultaneous with the execution of the installment sale contract, HealthFirst agreed to lease back the three buildings from HPLLC under a 20-year lease agreement. This transaction has been recorded as a direct financing lease. Accordingly, the monies received from HPLLC have been recorded as a direct financing lease obligation and the related property is included in property, plant and equipment in the accompanying financial statements.

Gateway Properties LLC

Gateway Properties LLC (Gateway) is owned by several former shareholders of Suburban. Throughout 1995, Suburban recorded notes receivable for various payments made on behalf of Gateway. The note receivable at December 31, 1996 was $144. The terms of the note include monthly installments of principal and interest of $5 through August 1999 with interest accruing at 7%. HealthFirst has signed a capital lease to occupy a new clinic building for a term expiring in August 2015.

Stock Subscriptions

HealthFirst has notes receivable from certain stockholders for their purchase of common stock. The notes mature at various stages through the year 2008.

Restricted Stock Awards

During 1996, HealthFirst sold shares of Series 1 Class A common stock to ten providers at prices below their estimated fair value for accounting purposes. The terms of the related Restricted Stock Agreements require forfeiture of the stock unless the grantee remains employed by HealthFirst until February 1, 2002.

The excess of the estimated fair value of the stock over the amount to be paid of $1,756 is to be recognized as compensation expense. Of this amount, $502 and $348 has been recognized as compensation expense in 1996 and 1997, respectively. The remaining amount will be amortized ratably to income over the next five years.

13.  BUSINESS ACQUISITION:

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

                                                                      Year Ended
                                                                     December 31,
                                                               -----------------------
                                                                1995           1996
                                                               --------       --------
Net revenues less provider compensation and benefits           $ 39,625       $ 39,364
Operating expenses                                              (40,364)       (45,452)
Other expenses, net                                                (215)           (92)
                                                               --------       --------
          Net loss before income taxes                             (954)        (6,180)

Benefit for income taxes                                            403          1,899
                                                               --------       --------
          Net loss                                             $   (551)      $ (4,281)
                                                               ========       ========

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Current                   Age  Title                                       Term
-------                   ---  -----                                       ----
Pete Perry, M.D.          56   Board President                March 18, 1997       to  Present
Resa Bradeen, M.D.        36   Director                       September 18, 1996   to  Present
James Ritzenthaler, M.D.  47   Director                       September 18, 1996   to  Present
David Shute, M.D.         39   Director and Secretary         March 18, 1997       to  Present
John Teller, M.D.         41   Director                       September 18, 1996   to  Present
John Zelko, M.D.          43   Director                       January 1, 1998      to  Present
Robert Bailey, M.D.       47   Director                       January 1, 1998      to  Present
Malcolm McAninch, M.D.    43   Prior Director and Treasurer   March 18, 1997       to  January 1, 1998
Keith Hansen, M.D.        52   Prior Director                 March 18, 1997       to  January 1, 1998


PETE PERRY, M.D. is the Board President at HealthFirst. Dr. Perry attended Princeton University and received his bachelor's degree in Religion and Literature in 1963 and he earned his medical degree from Stanford University in 1968. An internship followed from 1968 to 1970 at the University of Pennsylvania Hospital. He also served a residency at Good Samaritan Hospital in Portland, Oregon. Dr. Perry was Board Certified in Internal Medicine in 1974. Prior to joining HealthFirst, Dr. Perry was in private practice.

RESA BRADEEN, M.D. is a Director of HealthFirst. Dr. Bradeen attended the University of Tennessee in Chattanooga, where she received a bachelor's degree in Elementary Education in 1983 and a master of Education degree in Special Education in 1985. She earned her medical degree from the University of Louisville School of Medicine, Louisville, Kentucky, in 1990, and completed her postgraduate training in Pediatrics in 1993 at Oregon Health Sciences University in Portland, Oregon. She is the co-chair of the Pediatrics Department at HealthFirst and was the Chair of Suburban Medical Clinic's Pediatrics Department in 1994. In addition to serving on HealthFirst's Board of Directors, she is the medical site Director at HealthFirst's Powell Valley Office and a representative on the Clinical Quality Committee for the Good Health Plan of Oregon.

JAMES RITZENTHALER, M.D. is a Director of HealthFirst. Dr. Ritzenthaler attended undergraduate and medical school at the University of Colorado, in Boulder, Colorado. After receiving his medical degree in 1981, he completed a residency at Good Samaritan Hospital in 1984. Board Certified in Internal Medicine, Dr. Ritzenthaler previously served as Medical Director for Metropolitan Clinic.

DAVID SHUTE, M.D. is a Director of HealthFirst. He received his bachelor's degree and his medical degree from the University of Illinois in 1980 and 1984, respectively. Dr. Schute served a residency at Oregon Health Sciences University in Portland, Oregon, from 1985 to 1987. He was Board Certified by the American Board of Internal Medicine in 1987. In addition, Dr. Schute is also a member of the Multnomah County Medical Society and the Oregon Medical Association.

JOHN TELLER, M.D. is a Director of HealthFirst. Dr. Teller earned a bachelor's degree from Oregon State University, Corvallis, Oregon, in 1978 and his medical degree from Oregon Health Sciences University, Portland, Oregon, in 1982. An internship followed in 1983 at Hennepin County Medical Center in Minneapolis, Minnesota. He also served a residency at Lutheran Medical Center, Brooklyn, New York, in 1985, where he was Chief Resident. Prior to joining HealthFirst, Dr. Teller was a physician with Tualatin Medical Center. Board Certified in Family Practice, Dr. Teller has been in practice since 1985.

JOHN ZELKO, M.D. is a Director of HealthFirst. Dr. Zelko received his bachelor's degree from the University of Hawaii in 1974 and earned his medical degree from the University of Hawaii, John A. Burns School of Medicine in 1978. Dr. Zelko completed an internship and residency at University of Colorado Health Sciences Center in General Surgery. He was Board Certified by the American Board of Surgeons in 1984. Prior to joining HealthFirst, Dr. Zelko was a surgeon at Metropolitan Clinic, P.C.

ROBERT BAILEY, M.D. is a Director of HealthFirst. He received his undergraduate degree in Humanities and Chemistry from Eastern Oregon State College. He received his medical degree from Oregon Health Sciences University in 1985. Dr. Bailey was Board Certified in Internal Medicine in 1986 and completed an internship and residency at Good Samaritan Hospital and Medical Center in Portland, Oregon in 1988.

MALCOLM MCANINCH, M.D. was a Director of HealthFirst. Dr. McAninch earned a bachelor of science degree in Biology from the University of Puget Sound in 1977 and a doctor of medicine from Jefferson Medical College of Thomas Jefferson University in 1981. Dr. McAninch completed an internship and residency at Good Samaritan Hospital and Medical Center in 1985 where he was the Chief Resident in Internal Medicine. He is Board Certified in Internal Medicine from the American Board of Internal Medicine. Prior to joining HealthFirst, Dr. McAninch was a physician with Elma Family Practice Clinic from 1985 to 1987. Dr. McAninch had been a physician with Metropolitan Clinic, the direct predecessor of HealthFirst, since 1987 and was on its Board of Directors from 1990 to 1996. Dr. McAninch's term as Board Director ended on January 1, 1998.

KEITH HANSEN, M.D. was a Director of HealthFirst. Dr. Hansen graduated from the University of California, Berkeley in 1967 with a degree in Physiology. In 1971, Dr. Hansen received his medical degree from Bowman Gray School of Medicine, Wake Forest University. A residency in Internal Medicine followed from 1971 through 1974 at UCLA Hospital and Clinics in Los Angeles, California. He was Board Certified in Internal Medicine in 1974 and Hematology in 1978. Dr. Hansen is a Director of the Columbia River Oncology Program's Adult Autologous Bone Marrow Transplantation Program and has been a physician with the Metropolitan Clinic, P.C., the predecessor of HealthFirst, since 1978. Dr. Hansen's term as Director of HealthFirst ended on January 1, 1998.

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Currently, HealthFirst Directors are entitled to receive compensation for serving on the Board of Directors an amount equal to $10,000 per year. An additional $2,000 per year was paid to Dr. Ritzenthaler and Dr. Teller for serving on the Joint Management Board. Prior to the Merger, Directors received compensation of $8,500 per year. Directors are also reimbursed for reasonable and actual out-of-pocket expenses incurred in connection with duties performed as Directors.

Since March 1997, Pete Perry, M.D. has served as President, Director, and Provider of HealthFirst. For those duties, Dr. Perry received an annual salary. Pete Perry, M.D. equally divides his time between his responsibilities as a Provider of the Company and Board President. Other then the compensation provided to Dr. Perry as President, no compensation was provided to any executive officer of HealthFirst for their duties as officers in the years ended 1995, 1996 and 1997.

The following table summarizes the compensation received by the Company's Executive Officers:




                                                                Long-Term
                                                           Compensation Awards
                                          Annual         ------------------------
                                       Compensation      Restricted    Securities
Name and Principal                  -------------------    Stock       Underlying       All Other
Position                    Year    Salary(1)     Bonus    Awards       Options      Compensation(2)
------------------          ----    ---------     -----    ------       -------      --------------

Pete Perry, M.D.            1997    150,000        --        --           --             950
  President and Director


(1) Salary information is disclosed on a calendar year basis. The Officer may receive certain perquisites and personal benefits, the dollar amounts of which are below current Securities and Exchange Commission thresholds for reporting requirements.

(2) This column includes Company contributions and allocations under the Company's 401(k) retirement plan.


The following table summarizes the compensation received by the Company's Board of Directors:

Name                                   1995          1996           1997
----                                   ----          ----           ----
Resa Bradeen, M.D.                        --        8,500          10,000
James Ritzenthaler, M.D.               8,500        8,500          12,000
David Shute, M.D.                         --           --           8,333
John Teller, M.D.                      8,500        8,500          12,000
Malcolm McAninch, M.D.                 8,500        8,500           8,333
Keith Hansen, M.D.                        --           --           8,333

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is current information concerning beneficial ownership of the Company Common Stock as of March 30, 1998 by (i) each of the nominees and current Directors, (ii) each of the named executive officers, (iii) all current Directors and executive officers of the Company as a group, and (iv) all persons known by the Company to be the beneficial owners of five percent or more of Company Common Stock.

                                       Shares of Company Common
HEALTHFIRST                            Stock Beneficially Owned      Percent Outstanding *
-----------                            ------------------------      ---------------------
Pete Perry, M.D.                                  1                          1.1%
John Zelko, M.D.                                  1                          1.1%
Resa Bradeen, M.D.                                1                          1.1%
Robert Bailey, M.D.                               1                          1.1%
James Ritzenthaler, M.D.                          1                          1.1%
David Shute, M.D.                                 1                          1.1%
John Teller, M.D.                                 1                          1.1%
All directors and executive officers
of the Company as a group                         7                          7.4%

* Rounded to the nearest tenths.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) Financial Statements, Financial Statement Schedules and Exhibits
 (1)  Financial Statements
      The following financial statements of HealthFirst Medical Group, PC are included in Part II, Item 8 of this report:


      Report of Independent Public Accountants
      Balance Sheets - December 31, 1996 and 1997
      Statements of Operations - Years ended December 31, 1995, 1996 and 1997
      Statements of Shareholders' Equity - Years ended December 31, 1995, 1996 and 1997
      Statements of Cash Flows - Years ended December 31, 1995, 1996 and 1997

 (2)  Financial Statement Schedules
      None required.

 (3)  Exhibits

      2.1* Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996, among Physician Partners, Inc., The Corvallis Clinic, P.C., HealthFirst Medical Group, P.C. and Medford Clinic, P.C.

      3.1** Amended and Restated Articles of Incorporation of HealthFirst
            Medical Group, P.C.

      3.2** Bylaws of HealthFirst Medical Group, P.C.

      10.1 Amended and Restated 1997 Stock Option Plan for all Non-Employee Providers Affiliated with PPI dated November 12, 1997

      27.1  Financial Data Schedule

----------
      *     Previously filed connection with Registration Statement No.
            333-15595 and hereby incorporated by reference
      **    Previously filed and hereby incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HealthFirst Medical Group, P.C.
                                            (Registrant)

                                         By /s/ David L. Perry, M.D.
                                            -----------------------------------
                                            David L. Perry, M.D.
                                            President and Director

                                            3/30/98

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ David L. Perry, M.D.             By /s/ David Shute, M.D.
    ---------------------------------       ------------------------------------
    David L. Perry, M.D.                    David Shute, M.D.
    President and Director                  Secretary and Director

    3/30/98                                     3/30/98

By  /s/ Karen M. Shepard                 By /s/ Resa Bradeen, M.D.
    ---------------------------------       ------------------------------------
    Karen M. Shepard                        Resa Bradeen, M.D.
    Chief Financial Officer and             Director
    Controller

    3/30/98                                 3/30/98

By  /s/ James Ritzenthaler, M.D.         By /s/ John Teller, M.D.
    ---------------------------------       ------------------------------------
    James Ritzenthaler, M.D.                John Teller, M.D.
    Director                                Director

    3/30/98                                 3/30/98

By  /s/ John Zelko, M.D.                 By /s/ Robert Bailey, M.D.
    ---------------------------------       ------------------------------------
    John Zelko, M.D.                        Robert Bailey, M.D.
    Director                                Director

    3/30/98                                 3/30/98